Form 10-Q
period 1996-06-30
GENERAL CHEMICAL CORP /DE/
filed 1996-08-14
CIK 854599

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                         Commission File Number 33-64824

                          GENERAL CHEMICAL CORPORATION
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                               22-2689817
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

     90 EAST HALSEY ROAD
   PARSIPPANY, NEW JERSEY                                           07054
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (201) 515-0900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                 YES X  NO ___

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

                          GENERAL CHEMICAL CORPORATION

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      INDEX

                                                                              PAGE NO.
                                                                              --------
PART I.   FINANCIAL INFORMATION:
    Item 1. Financial Statements

      Consolidated Statements of Operations - Three Months and Six Months
       Ended June 30, 1995 and 1996..........................................    1

      Consolidated Balance Sheets - December 31, 1995 and
       June 30, 1996.........................................................    2

      Consolidated Statements of Cash Flows - Six Months
       Ended June 30, 1995 and 1996..........................................    3

      Notes to the Consolidated Financial Statements.........................   4-7

    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................   8-9

PART II. OTHER INFORMATION:

    Item 1.  Legal Proceedings...............................................   10

    Item 6.  Exhibits and Reports on Form 8-K................................   11

SIGNATURES...................................................................   12

EXHIBIT INDEX................................................................   13

EXHIBITS.....................................................................   14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          GENERAL CHEMICAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                    JUNE 30,                 JUNE 30,
                                                               ------------------        ----------------
                                                                  1995      1996         1995        1996
                                                                  ----      ----         ----        ----
        Net revenues......................................    $ 121,228   $133,061     $226,335    $250,456
        Cost of sales.....................................       82,417     88,223      158,494     171,748
        Selling, general and administrative expense.......        9,436     18,117       18,329      27,608
                                                              ---------   --------     --------    --------
        Operating profit..................................       29,375     26,721       49,512      51,100
        Interest expense..................................        6,210      6,042       12,522      12,121
        Interest income...................................          269        279          609         558
        Foreign currency transaction (gains) losses.......         (634)       (88)        (776)       (139)
        Other (income) expense, net.......................           15        464          (17)        356
                                                              ---------   --------     --------    --------
        Income before income taxes and minority interest .       24,053     20,582       38,392      39,320
        Minority interest.................................        5,064      8,311        9,203      14,769
                                                              ---------   --------     --------    --------
        Income before income taxes .......................       18,989     12,271       29,189      24,551
        Income tax provision..............................        7,290      4,581       10,913       9,392
                                                              ---------   --------     --------    --------
               Net income.................................    $  11,699   $  7,690     $ 18,276    $ 15,159
                                                              =========   ========     ========    ========


      See the accompanying notes to the consolidated financial statements.

                          GENERAL CHEMICAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                   DECEMBER 31,    JUNE 30,
                                                                       1995          1996
                                                                       ----          ----
                                                                                  (UNAUDITED)
Current Assets:
     Cash and cash equivalents...................................  $  13,279       $  17,920
     Receivables, net............................................     76,440          98,089
     Inventories.................................................     35,427          35,123
     Deferred income taxes.......................................     12,559          11,533
     Other current assets........................................        916           1,720
                                                                   ---------       ---------
         Total current assets....................................    138,621         164,385
Property, plant and equipment, net...............................    187,417         195,184
Other assets.....................................................     29,297          32,387
                                                                   ---------       ---------
         Total assets............................................  $ 355,335       $ 391,956
                                                                   =========       =========


                               LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities:

     Accounts payable............................................  $  44,388       $  44,311
     Accrued liabilities.........................................     71,280          62,295
     Income taxes payable........................................      1,083           3,472
     Current portion of long-term debt...........................     17,392          17,392
                                                                   ---------       ---------
         Total current liabilities...............................    134,143         127,470
Long-term debt...................................................    255,608         230,912
Other liabilities................................................    161,691         162,248
                                                                   ---------       ---------
         Total liabilities.......................................    551,442         520,630
                                                                   ---------       ---------
Minority interest................................................     28,278          36,666
                                                                   ---------       ---------
Equity (deficit):
     Common stock, $.01 par value
      authorized:  1,000 shares
      issued and outstanding:  100 shares........................        --              --
     Capital deficit.............................................   (232,241)       (188,332)
     Foreign currency translation adjustments....................     (1,362)         (1,385)
     Retained earnings ..........................................      9,218          24,377
                                                                   ---------       ---------
         Total equity (deficit)..................................   (224,385)       (165,340)
                                                                   ---------       ---------
         Total liabilities and equity (deficit)..................  $ 355,335       $ 391,956
                                                                   =========       =========



      See the accompanying notes to the consolidated financial statements.

                          GENERAL CHEMICAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                         ----------------
                                                                       1995           1996
                                                                       ----           ----
Cash flows from operating activities:
   Net income ...................................................   $ 18,276       $ 15,159
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization...............................     12,785         13,175
     Net (gain) loss on disposition of long-term assets..........        (83)           540
     Unrealized exchange (gain) loss.............................     (1,080)            11
     Restricted unit plan costs .................................        --           8,309
     (Increase) in receivables...................................     (6,721)       (21,616)
     Decrease in inventories.....................................      1,669            295
     (Increase) decrease in other assets........................         426         (3,460)
     Increase (decrease) in accounts payable....................         163            (81)
     (Decrease) in accrued liabilities...........................     (4,718)        (8,986)
     Increase in income taxes payable............................        817          2,398
     Increase in other liabilities...............................      1,157            556
     Increase in minority interest...............................      2,454          8,388
                                                                    --------       --------
       Net cash provided by operating activities.................     25,145         14,688
                                                                    --------       --------
Cash flows from investing activities:
   Capital expenditures..........................................    (10,360)       (20,908)
   Proceeds from sales or disposals of long-term assets.........         112            --
                                                                    --------       -------
      Net cash provided by (used for) investing activities.......    (10,248)       (20,908)
                                                                    --------       --------
Cash flows from financing activities:
   Proceeds from long-term debt..................................      2,000         20,000
   Repayment of long-term debt...................................    (14,000)       (44,696)
   Capital contribution from parent..............................        --          35,600
   Dividends.....................................................     (6,000)           --
                                                                    --------       -------
      Net cash provided by (used for) financing activities.......    (18,000)        10,904
                                                                    --------       --------
Effect of exchange rate changes on cash..........................        267            (43)
                                                                    --------       --------
Increase (decrease) in cash and cash equivalents.................     (2,836)         4,641
Cash and cash equivalents at beginning of period.................     18,284         13,279
                                                                    --------       --------
Cash and cash equivalents at end of period.......................   $ 15,448       $ 17,920
                                                                    ========       ========
Supplemental information:
   Cash paid for income taxes....................................   $  5,874       $  3,167
                                                                    ========       ========
   Cash paid for interest........................................   $ 11,927       $  8,138
                                                                    ========       ========


      See the accompanying notes to the consolidated financial statements.




                          GENERAL CHEMICAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996
                             (DOLLARS IN THOUSANDS)

                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying  unaudited  consolidated  financial statements have been prepared by General Chemical  Corporation  ("General Chemical" or the "Company")
pursuant to the rules and regulations of the Securities and Exchange Commission.
The  financial  statements  do not include  certain  information  and  footnotes required  by  generally  accepted  accounting  principles.  In  the  opinion  of
management,   all  adjustments  (consisting  of  normal  recurring  adjustments)
considered  necessary  for a fair  presentation  have been  included.  Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.  General
Chemical's financial statements should be read in conjunction with the financial statements and the notes thereto included in General Chemical's Annual Report on
Form 10-K for the year ended December 31, 1995.

NOTE 2 - CAPITAL CONTRIBUTION

       On May 16, 1996, The General Chemical Group Inc. (the Company's ultimate parent) completed an initial public offering in which it issued and sold
2,500,000 shares of Common Stock for $17.50 per share. A portion of the net proceeds, $35,600, was contributed to the Company and was recorded as a capital contribution. Additionally, $8,309 was recorded as a capital contribution by the Company related to The General Chemical Group Inc. restricted unit plan. See
"Note 7 - Phantom Equity Plan."

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Agreement

       The  Company  is  party to the  Management  Agreement  with  The  General
Chemical Group Inc. Pursuant to the Agreement, the Company was charged $1,480 and $1,520 for the six months ended June 30, 1995 and 1996, respectively, for general corporate supervisory services, strategic guidance and payments made to Company management personnel in connection with incentive compensation programs.
The Management Agreement expires in 1997 and is subject to extension.

NOTE 4 - ADDITIONAL FINANCIAL INFORMATION

       The components of inventories were as follows:


                                                               DECEMBER 31,      JUNE 30,
                                                                   1995            1996
                                                                   ----            ----
           Raw materials....................................... $  9,053        $  8,278
           Work in process.....................................    2,668           4,163
           Finished products...................................   15,927          14,478
           Supplies ...........................................    7,779           8,204
                                                                --------        --------
                                                                $ 35,427        $ 35,123
                                                                ========        ========

                          GENERAL CHEMICAL CORPORATION

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996
                             (DOLLARS IN THOUSANDS)

                                   (UNAUDITED)

NOTE 5 - LONG-TERM DEBT

        Long-term debt consists of the following:

                                                                     DECEMBER 31,    JUNE 30,
                                                       MATURITIES        1995          1996
                                                       ----------    ------------    --------
   Bank Term Loan - floating rate.....................  1996-2001     $ 100,000    $  91,304
   Senior Subordinated Notes - 9.25%..................    2003          100,000      100,000
   Canada Senior Notes - 9.09%........................    1999           52,000       52,000
   U.S. Revolving Credit Facility - floating rate.....    1999           21,000        5,000
                                                                      ---------    ---------
   Total Debt.........................................                  273,000      248,304
   Less:  Current Portion.............................                   17,392       17,392
                                                                      ---------    ---------
   Net Long-Term Debt.................................                $ 255,608    $ 230,912
                                                                      =========    =========

NOTE 6 - COMMITMENTS AND CONTINGENCIES

       Richmond Works July 26, 1993 Incident. On July 26,1993 a pressure relief device on a railroad tank car containing oleum that was being unloaded at the Company's Richmond, California, facility, ruptured during the unloading process, causing the release of a significant amount of sulfur trioxide. Approximately 150 lawsuits seeking substantial amounts of damages were filed against the Company on behalf of in excess of 60,000 claimants in municipal and superior courts of California and in federal court. All state court cases were coordinated before a coordination trial judge in Contra Costa County Superior Court. The federal court cases were stayed until completion of the state court cases.

       On November 22, 1995, the court approved a comprehensive settlement agreement pursuant to which the Company, with funds to be provided by its insurers pursuant to the terms of the Company's insurance policies agreed to make available a maximum of $180,000 to implement the settlement.

       The settlement agreement provides, among other things, that while claimants may "opt out" of the compensatory damages portion of the settlement and pursue their own case separate and apart from the class settlement mechanism, they have no right to opt out of the punitive damages portion of the settlement. Consequently, under the terms of the settlement, no party may seek punitive damages from the Company outside of those provided by the settlement. The deadline for claimants electing to opt out of the compensatory damages portion of the settlement was October 5, 1995. Fewer than 3,000 claimants, which constitutes approximately 5 percent of the total number of claimants, have elected to so opt out.

                          GENERAL CHEMICAL CORPORATION

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996
                             (DOLLARS IN THOUSANDS)

                                   (UNAUDITED)

       Notices of appeal of all or portions of the settlement approved by the court have been filed by five law firms representing approximately 2,750 claimants, with approximately 2,700 of these claimants represented by the same law firm. Based on papers filed by the appellants in the California Court of Appeals, the primary grounds for the appeal are that the settlement is not "fair, reasonable and adequate" under California law, that the trial court erred in certifying a class action for purposes of settlement and in certifying a mandatory punitive damage class, that the trial court awarded excessive attorneys' fees to the plaintiffs' management committee and plaintiffs' class counsel, that the trial court exceeded its authority in reducing contingent fees payable to attorneys for representing individual claimants, and the trial court erroneously applied a state statute that governs unclaimed residuals remaining from class action settlements.

       Under the terms of the settlement agreement, settling claimants may receive payment of their claims prior to the resolution of any appeal of the settlement upon providing, among other things, a signed release document containing language which fully releases the Company from any further claims, either for compensatory or punitive damages, arising out of the July 26, 1993 incident. Plaintiffs' liaison counsel are currently undertaking to obtain signed releases from the approximately 95 percent of claimants who have elected to participate in the settlement.

       On May 8, 1996, the California Court of Appeals dismissed each of the appeals that had been filed challenging the trial court's approval of the class action settlement. The Court of Appeals dismissed the appeal relating to the trial court's rulings on plaintiffs' attorney's fees on the ground that the appealing attorneys lacked standing to appeal. The Court of Appeals also dismissed each of the other pending appeals ruling that the trial court's orders and rulings approving the settlement were not presently appealable, if at all, by the appealing claimants since they had all elected to opt out of the settlement. The appealing attorneys and some of the appealing claimants have filed a petition for review with the California Supreme Court, which has not yet decided whether to hear the appeals. If the dismissals by the Court of Appeals are allowed to stand, it is possible that one or more of the claimants, once their cases are finally litigated through trial, may attempt to refile all or a portion of the appeals that have now been dismissed.

       While there can be no assurances regarding how the California Superior Court might rule, the Company believes that the settlement will be upheld on appeal. If the settlement is upheld on appeal, the Company believes that any further liability in excess of the amounts made available under the settlement agreement will not exceed the available insurance coverage, if at all, by an amount that could be material to its financial condition or results of operations. In the event of a reversal or modification of the settlement on appeal, with respect to lawsuits by any then remaining claimants (opt-outs and settling claimants who have not signed releases) the Company believes that, whether or not it elects to terminate the settlement in the event it is reversed or modified on appeal, it will have adequate resources from its available insurance coverage to vigorously defend these lawsuits through their ultimate conclusion, whether by trial or settlement. However, in the event the settlement is overturned or modified on appeal, there can be no assurance that the Company's ultimate liability resulting from the July 26, 1993 incident would not exceed the available insurance coverage by an amount which could be material to its financial condition or results of operations, nor is the Company able to estimate or predict a range of what such ultimate liability might be, if any.

                          GENERAL CHEMICAL CORPORATION

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996
                             (DOLLARS IN THOUSANDS)

                                   (UNAUDITED)


NOTE 7 - PHANTOM EQUITY PLAN

       During the second quarter of 1996, participants in the Phantom Equity Plan (the "Plan") received rights in a Restricted Unit Plan adopted by The General Chemical Group Inc. replacing their rights earned beginning in 1989 under the Plan; the Plan was then terminated. The Restricted Unit Plan authorizes the issuance of 850,000 units, with each unit representing one share of Common Stock of the General Chemical Group to be issued to the participant upon the occurrence of certain conditions. All awards are subject to a five year tiered vesting schedule under which a portion of each participant's award vests annually over a five year period. Accordingly, during the second quarter of 1996 the Company recorded an $8,309 charge related to the Restricted Unit Plan for amounts earned in the Plan since 1989. The offsetting credit has been recorded as a capital contribution.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

June 30, 1996 Compared with December 31, 1995

Financial Condition

       Cash and cash equivalents were $17.9 million at June 30, 1996 as compared with $13.3 million at December 31, 1995. During the first six months of 1996 the Company generated cash flow from operating activities of $14.7 million, received $35.6 million as a capital contribution from its parent, and used cash of $20.9 million for capital expenditures and $24.7 million for net repayment of long-term debt.

       The Company had working capital of $36.9 million at June 30, 1996 as compared with $4.5 million at December 31, 1995. This increase in working capital reflects higher cash and accounts receivable balances, coupled with lower accrued liabilities, partially offset by higher income taxes payable.

These changes arose in the normal course of business.

Six Months Ended June 30, 1996, Compared with Six Months Ended June 30, 1995

Results of Operations

       The following table sets forth the results of operations and percentage of net revenues represented by the components of operating income and expense for the six months ended June 30, 1995 and 1996 (dollars in millions).

                                                            SIX MONTHS ENDED
                                                                 JUNE  30,
                                                     -------------------------------
                                                           1995             1996
                                                     ----------------  -------------
   Net revenues....................................   $226.3  100%     $ 250.4   100%
   Cost of sales...................................    158.5   70        171.7    69
                                                      ------  ---       ------   ---
   Gross profit....................................     67.8   30         78.7    31
   Selling, general and administrative expense.....     18.3    8         27.6    11
                                                      ------  ---       ------   ---
   Operating profit................................   $ 49.5   22%      $ 51.1    20%
                                                      ======  ===       ======   ===

       Net revenues for the six months ended June 30, 1996 were $250.4 million or 11 percent higher than the prior year level due primarily to favorable pricing for soda ash and improved performance in all other product lines.

       Gross profit for the first six months of 1996 increased 16.1 percent to $78.7 million from $67.8 million for the comparable prior year period.

       Gross profit as a percentage of net revenues increased to 31 percent for the first six months of 1996 from 30 percent for the prior year level due to favorable soda ash pricing, partially offset by higher manufacturing expenses.

       Selling, general and administrative expense was 11 percent of net revenues for the first six months of 1996 versus 8 percent for the first six months of 1995. The increase is due primarily to a one-time noncash pretax charge of $8.3 million related to a Restricted Unit Plan created by the Company's parent which satisfied the Company's liability under its former Phantom Equity Plan.

       Interest expense for the first six months of 1996 was $12.1 million which was $.4 million lower than the 1995 level due to lower outstanding debt balances.

       Interest income for the first six months of 1996 was $.6 million which approximated the 1995 level.

       The foreign currency transaction gain for 1996 was $.1 million. This is principally due to the impact of exchange rate fluctuations on a $52 million U.S. denominated loan of the Company's Canadian subsidiary. The impact of foreign currency transaction (gains) losses on this loan is noncash.

       Minority interest for the first six months of 1996 was $14.8 million as compared with $9.2 million for the same period last year, reflecting higher earnings of General Chemical (Soda Ash) Partners.

       Net income for the first six months of 1996 was $15.2 million as compared with $18.3 million for the same period in 1995, for the foregoing reasons, in particular, the one-time charge related to the Restricted Unit Plan.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       Richmond Works July 26, 1993 Incident. The following developments have occurred with respect to this matter since the filing of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996:

       In connection with efforts by plaintiffs' liaison counsel to obtain signed releases from the approximately 95 percent of claimants who have elected to participate in the settlement, as of July 1, 1996 the Company had already received releases from approximately 91 percent of the settling claimants. Final payments to the plaintiffs' management committee on behalf of these settling claimants have been made with funds provided principally by the Company's insurers pursuant to the terms of the insurance policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and further payments will be made as additional releases are received and reviewed.

       With respect to the notices of appeal of all or portions of the settlement approved by the court which have been filed by five law firms representing approximately 2,750 claimants (2,700 represented by the same law firm), these claimants have not specified the amount of their claims in court documents, although the Company believes that their alleged injuries are no different in nature or extent than those alleged by the settling claimants. Based on papers filed by the appellants with the California Court of Appeals, the primary grounds for appeal are that the settlement is not "fair, reasonable and adequate" under California law, that the trial court erred in certifying a class action for purposes of settlement and in certifying a mandatory punitive damage class, that the trial court awarded excessive attorneys' fees to the plaintiffs' management committee and plaintiffs' class counsel, that the trial court exceeded its authority in reducing contingent fees payable to attorneys for representing individual claimants, and that the trial court erroneously applied a state statute that governs unclaimed residuals remaining from class action settlements.

       On May 8, 1996, the California Court of Appeals dismissed each of the appeals that had been filed challenging the trial court's approval of the class action settlement. The Court of Appeals dismissed the appeal relating to the trial court's rulings on plaintiffs' attorneys' fees on the ground that the appealing attorneys lacked standing to appeal. The Court of Appeals also dismissed each of the other pending appeals ruling that the trial court's orders and rulings approving the settlement were not presently appealable, if at all, by the appealing claimants since they had all elected to opt out of the settlement. The appealing attorneys and some of the appealing claimants have filed a petition for review with the California Supreme Court, which has not yet decided whether to hear the appeals. If the dismissals by the Court of Appeals are allowed to stand, it is possible that one or more of the opt-out claimants, once their opt-out cases are finally litigated through trial, may attempt to refile all or a portion of the appeals that have now been dismissed.

       For additional information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)  Exhibits

           (27)  Financial Data Schedule

       b) No report on Form 8-K has been filed during the period covered by this report.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    GENERAL CHEMICAL CORPORATION
                                                    ----------------------------
                                                              (Registrant)

Date   August 12, 1996        /s/Edward J. Waite, III
       ---------------           -----------------------------------------------
                                 EDWARD J. WAITE, III
                                 Vice President, General Counsel
                                 and Secretary (Authorized Officer)

Date   August 12, 1996        /s/Ralph M. Passino
       ---------------           -----------------------------------------------
                                 RALPH M. PASSINO
                                 Chief Financial Officer and Vice President
                                 of Administration (Principal Financial Officer)

                                  EXHIBIT INDEX

   EXHIBIT NO.                    DESCRIPTION                                   PAGE
   -----------                    -----------                                   ----
       27                         Financial Data Schedule                        14