Form 10-Q
period 1996-09-30
GENERAL CHEMICAL CORP /DE/
filed 1996-11-13
CIK 854599

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------





                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     X
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to__________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES X NO

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          GENERAL CHEMICAL CORPORATION

                                    FORM 10-Q

                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      INDEX

                                                                        PAGE NO.

PART I.   FINANCIAL INFORMATION:

    Item 1. Financial Statements

      Consolidated Statements of Operations - Three Months and Nine Months
       Ended September 30, 1995 and 1996...................................    1

      Consolidated Balance Sheets - December 31, 1995 and
       September 30, 1996..................................................    2

      Consolidated Statements of Cash Flows - Nine Months
       Ended September 30, 1995 and 1996...................................    3

      Notes to the Consolidated Financial Statements.......................  4-7

    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................  8-9

PART II. OTHER INFORMATION:

    Item 1.  Legal Proceedings.............................................   10

    Item 6.  Exhibits and Reports on Form 8-K..............................   11

SIGNATURES.................................................................   12

EXHIBIT INDEX..............................................................   13

EXHIBITS...................................................................   14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          GENERAL CHEMICAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDING        NINE MONTHS ENDED
                                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                                               --------------------------------------------
                                                                  1995       1996         1995        1996
                                                                  ----       ----         ----        ----
        Net revenues......................................    $ 118,647   $132,324     $344,982    $382,780
        Cost of sales.....................................       79,935     90,267      238,429     262,015
        Selling, general and administrative expense.......       10,011      9,832       28,340      37,440
                                                              ---------   --------     --------    --------
        Operating profit..................................       28,701     32,225       78,213      83,325
        Interest expense..................................        6,143      5,616       18,665      17,737
        Interest income...................................          272        301          881         859
        Foreign currency transaction (gains) losses.......         (773)        26       (1,549)       (113)
        Other (income) expense, net.......................          (98)      (212)        (115)        143
                                                              ---------   --------     --------    --------
        Income before income taxes and minority interest .       23,701     27,096       62,093      66,417
        Minority interest.................................        5,725      8,265       14,928      23,034
                                                              ---------   --------     --------    --------
        Income before income taxes .......................       17,976     18,831       47,165      43,383
        Income tax provision..............................        6,587      7,200       17,500      16,592
                                                              ---------   --------     --------    --------
               Net income.................................    $  11,389   $ 11,631     $ 29,665    $ 26,791
                                                              =========   ========     ========    ========


















      See the accompanying notes to the consolidated financial statements.

                          GENERAL CHEMICAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                   DECEMBER 31,  SEPTEMBER 30,
                                                                   ---------------------------
                                                                       1995          1996
                                                                       ----          ----
                                                                                  (UNAUDITED)
Current Assets:
     Cash and cash equivalents...................................  $  13,279       $  34,404
     Receivables, net............................................     76,440          92,067
     Inventories.................................................     35,427          30,383
     Deferred income taxes.......................................     12,559          11,637
     Other current assets........................................        916           1,538
                                                                   ---------       ---------
         Total current assets....................................    138,621         170,029
Property, plant and equipment, net...............................    187,417         201,356
Other assets.....................................................     29,297          32,314
                                                                   ---------       ---------
         Total assets............................................  $ 355,335       $ 403,699
                                                                   =========       =========


                               LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities:

     Accounts payable............................................  $  44,388       $  46,070
     Accrued liabilities.........................................     71,280          62,160
     Income taxes payable........................................      1,083           4,124
     Current portion of long-term debt...........................     17,392          17,392
                                                                   ---------       ---------
         Total current liabilities...............................    134,143         129,746
Long-term debt...................................................    255,608         221,565
Other liabilities................................................    161,691         165,268
                                                                   ---------       ---------
         Total liabilities.......................................    551,442         516,579
                                                                   ---------       ---------
Minority interest................................................     28,278          40,516
                                                                   ---------       ---------
Equity (deficit):
     Common stock, $.01 par value
      authorized:  1,000 shares
      issued and outstanding:  100 shares........................        --             --
     Capital deficit.............................................   (232,241)       (188,026)
     Foreign currency translation adjustments....................     (1,362)         (1,379)
     Retained earnings ..........................................      9,218          36,009
                                                                   ---------       ---------
         Total equity (deficit)..................................   (224,385)       (153,396)
                                                                   ---------       ---------
         Total liabilities and equity (deficit)..................  $ 355,335       $ 403,699
                                                                   =========       =========



      See the accompanying notes to the consolidated financial statements.

                          GENERAL CHEMICAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                         -----------------
                                                                       1995           1996
                                                                       ----           ----
Cash flows from operating activities:
   Net income ...................................................   $ 29,665       $ 26,791
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization...............................     19,191         19,431
     Net (gain) loss on disposition of long-term assets..........        (93)           363
     Unrealized exchange (gain) loss.............................     (2,085)             3
     Restricted unit plan costs .................................        --           8,615
     (Increase) in receivables...................................     (4,196)       (15,648)
     Decrease in inventories.....................................        858          5,031
     (Increase) decrease in other assets........................       1,167         (3,609)
     Increase (decrease) in accounts payable....................      (1,538)         1,693
     (Decrease) in accrued liabilities...........................     (1,810)        (9,125)
     Increase in income taxes payable............................        646          3,053
     Increase (decrease) in other liabilities....................     (4,489)         3,577
     Increase in minority interest...............................      3,211         12,238
                                                                    --------       --------
       Net cash provided by operating activities.................     40,527         52,413
                                                                    --------       --------
Cash flows from investing activities:
   Capital expenditures..........................................    (17,124)       (33,155)
   Proceeds from sales or disposals of long-term assets.........         123            312
                                                                    --------       --------
      Net cash provided by (used for) investing activities.......    (17,001)       (32,843)
                                                                    --------       --------
Cash flows from financing activities:
   Proceeds from long-term debt..................................      2,000         20,000
   Repayment of long-term debt...................................    (14,000)       (54,043)
   Capital contribution from parent..............................        --          35,600
   Dividends.....................................................    (11,500)           --
                                                                    --------       -------
      Net cash provided by (used for) financing activities.......    (23,500)         1,557
                                                                    --------       --------
Effect of exchange rate changes on cash..........................        485             (2)
                                                                    --------       --------
Increase (decrease) in cash and cash equivalents.................        511         21,125
Cash and cash equivalents at beginning of period.................     18,284         13,279
                                                                    --------       --------
Cash and cash equivalents at end of period.......................   $ 18,795       $ 34,404
                                                                    ========       ========
Supplemental information:
   Cash paid for income taxes....................................   $  8,196       $  5,543
                                                                    ========       ========
   Cash paid for interest........................................   $ 18,951       $ 17,877
                                                                    ========       ========


      See the accompanying notes to the consolidated financial statements.

                          GENERAL CHEMICAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying unaudited consolidated financial statements have been prepared by General Chemical Corporation ("General Chemical" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. General Chemical's financial statements should be read in conjunction with the financial statements and the notes thereto included in General Chemical's Annual Report on Form 10-K for the year ended December 31, 1995.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Agreement

       The Company is party to a Management Agreement with The General Chemical Group Inc. Pursuant to the Agreement, the Company was charged $2,219 and $2,280 for the nine months ended September 30, 1995 and 1996, respectively, for general corporate supervisory services, strategic guidance and payments made to Company management personnel in connection with incentive compensation programs. The Management Agreement expires in 1997 and is subject to extension.

NOTE 4 - ADDITIONAL FINANCIAL INFORMATION

       The components of inventories were as follows:


                                                               DECEMBER 31,    SEPTEMBER 30,
                                                               -----------     -------------
                                                                   1995            1996
                                                                   ----            ----
                                                                                (unaudited)
           Raw materials....................................... $  9,053        $  8,256
           Work in process.....................................    2,668           3,050
           Finished products...................................   15,927          11,292
           Supplies ...........................................    7,779           7,785
                                                                --------        --------
                                                                $ 35,427        $ 30,383
                                                                ========        ========

                          GENERAL CHEMICAL CORPORATION

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 5- LONG-TERM DEBT

        Long-term debt consists of the following:

                                                                  DECEMBER 31,    SEPTEMBER 30,
                                                                  -----------     -------------
                                                     MATURITIES       1995            1996
                                                     ----------       ----            ----
                                                                                   (unaudited)
   Bank Term Loan - floating rate...................  1996-2001    $ 100,000       $  86,957
   Senior Subordinated Notes - 9.25%................    2003         100,000         100,000
   Canada Senior Notes - 9.09%......................    1999          52,000          52,000
   U.S. Revolving Credit Facility - floating rate...    1999          21,000            --
                                                                   ---------       -------
   Total Debt.......................................                 273,000         238,957
   Less:  Current Portion...........................                  17,392          17,392
                                                                   ---------       ---------
   Net Long-Term Debt...............................               $ 255,608       $ 221,565
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

                          GENERAL CHEMICAL CORPORATION

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

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

       Notices of appeal of all or portions of the settlement approved by the court were filed by five law firms representing approximately 2,750 claimants, with approximately 2,700 of these claimants represented by the same law firm. Based on papers filed by the appellants in the California Court of Appeals, the primary grounds for the appeal were that the settlement is not "fair, reasonable and adequate" under California law, that the trial court erred in certifying a class action for purposes of settlement and in certifying a mandatory punitive damage class, that the trial court awarded excessive attorneys' fees to the plaintiffs' management committee and plaintiffs' class counsel, that the trial court exceeded its authority in reducing contingent fees payable to attorneys for representing individual claimants, and that the trial court erroneously applied a state statute that governs unclaimed residuals remaining from class action settlements.

       On May 8, 1996, the California Court of Appeals dismissed each of the appeals that had been filed challenging the trial court's approval of the class action settlement. The Court of Appeals dismissed the appeal relating to the trial court's rulings on plaintiffs' attorney's fees on the ground that the appealing attorneys lacked standing to appeal. The Court of Appeals also dismissed each of the other pending appeals ruling that the trial court's orders and rulings approving the settlement were not presently appealable, if at all, by the appealing claimants since they had all elected to opt out of the settlement. The appealing attorneys and some of the appealing claimants then filed a petition for review with the California Supreme Court which on August 15, 1996 elected not to review the Court of Appeals' decision. Notwithstanding this decision, it is possible that one or more of the appealing claimants, once their cases are finally litigated through trial, may attempt to refile all or a portion of the appeals that have now been dismissed.

       While there can be no assurances regarding how the California Supreme Court might rule in the event of such a refiling, the Company believes that the settlement will be upheld on appeal. If the settlement is upheld on appeal, the Company believes that any further liability in excess of the amounts made available under the settlement agreement will not exceed the available insurance coverage, if at all, by an amount that could be material to its financial condition or results of operations. In the event of a reversal or modification of the settlement on appeal, with respect to lawsuits by any then remaining claimants (opt-outs and settling claimants who have not signed releases) the Company believes that, whether or not it elects to terminate the settlement in the event it is reversed or modified on appeal, it will have adequate resources from its available insurance coverage to vigorously defend these lawsuits through their ultimate conclusion, whether by trial or settlement. However, in the event the settlement is overturned or modified on appeal, there can be no assurance that the Company's ultimate liability resulting from the July 26, 1993 incident would not exceed the available insurance coverage by an amount which could be material to its financial condition or results of operations, nor is the Company able to estimate or predict a range of what such ultimate liability might be, if any.

                          GENERAL CHEMICAL CORPORATION

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

September 30, 1996 Compared with December 31, 1995

Financial Condition

       Cash and cash equivalents were $34.4 million at September 30, 1996 as compared with $13.3 million at December 31, 1995. During the first nine months of 1996 the Company generated cash flow from operating activities of $52.4 million, received $35.6 million as a capital contribution from its parent, and used cash of $33.2 million for capital expenditures and $34.0 million for net repayment of long-term debt.

       The Company had working capital of $40.3 million at September 30, 1996 as compared with $4.5 million at December 31, 1995. This increase in working capital reflects higher cash and accounts receivable balances, coupled with lower accrued liabilities, partially offset by lower inventories, higher accounts payable and income taxes payable.

Nine Months Ended September 30, 1996, Compared with Nine Months Ended September 30, 1995

Results of Operations

       The following table sets forth the results of operations and percentage of net revenues represented by the components of operating income and expense for the nine months ended September 30, 1995 and 1996 (dollars in millions).

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                     -------------------------------
                                                            1995             1996
                                                     ----------------- -------------
   Net revenues....................................   $345.0  100%      $382.8   100%
   Cost of sales...................................    238.5   69        262.0    68
                                                      ------  ---       ------   ---
   Gross profit....................................    106.5   31        120.8    32
   Selling, general and administrative expense.....     28.3    8         37.5    10
                                                      ------  ---       ------   ---
   Operating profit................................   $ 78.2   23%      $ 83.3    22%
                                                      ======  ===       ======   ===

       Net revenues for the nine months ended September 30, 1996 were $382.8 million or 11 percent higher than the prior year level due primarily to continued favorable pricing for soda ash as well as performance improvement in all other product lines.

       Gross profit for the first nine months of 1996 increased 13 percent to $120.8 million from $106.5 million for the comparable prior year period. Gross profit as a percentage of net revenues increased to 32 percent for the first nine months of 1996 from 31 percent for the prior year level due to favorable soda ash pricing, partially offset by higher manufacturing expenses.

       Selling, general and administrative expense was 10 percent of net revenues for the first nine months of 1996 versus 8 percent for the first nine months of 1995. The increase is due primarily to a one-time noncash pretax charge of $8.3 million related to a Restricted Unit Plan created by the Company's parent which satisfied the Company's liability under its former Phantom Equity Plan.

       Interest expense for the first nine months of 1996 was $17.7 million which was $1.0 million lower than the 1995 level due to lower outstanding debt balances.

       Interest income for the first nine months of 1996 was $.9 million which approximated the 1995 level.

       The foreign currency transaction gain for 1996 was $.1 million versus a $1.5 gain in 1995. These amounts are principally due to the impact of exchange rate fluctuations on a $52 million U.S. denominated loan of the Company's Canadian subsidiary. The impact of foreign currency transaction (gains) losses on this loan is noncash.

       Minority interest for the first nine months of 1996 was $23.0 million as compared with $14.9 million for the same period last year, reflecting the higher earnings of General Chemical (Soda Ash) Partners.

       Net income for the first nine months of 1996 was $26.8 million as compared with $29.7 million for the same period in 1995, for the foregoing reasons, in particular, the one-time charge related to the Restricted Unit Plan.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       The following developments have occurred with respect to this matter since the filing of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996:

       Richmond Works July 26, 1993 Incident. In connection with efforts by plaintiffs' liaison counsel to obtain signed releases from the approximately 95 percent of claimants who have elected to participate in the settlement, as of September 30, 1996 the Company had already received releases from approximately 94 percent of the settling claimants. Final payments to the plaintiffs' management committee on behalf of these settling claimants have been made with funds provided principally by the Company's insurers pursuant to the terms of the insurance policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and further payments will be made as additional releases are received and reviewed.

       With respect to the notices of appeal of all or portions of the settlement approved by the court which have been filed by five law firms representing approximately 2,750 claimants (2,700 represented by the same law firm), these claimants have not specified the amount of their claims in court documents, although the Company believes that their alleged injuries are no different in nature or extent than those alleged by the settling claimants. Based on papers filed by the appellants with the California Court of Appeals, the primary grounds for appeal were that the settlement is not "fair, reasonable and adequate" under California law, that the trial court erred in certifying a class action for purposes of settlement and in certifying a mandatory punitive damage class, that the trial court awarded excessive attorneys' fees to the plaintiffs' management committee and plaintiffs' class counsel, that the trial court exceeded its authority in reducing contingent fees payable to attorneys for representing individual claimants, and that the trial court erroneously applied a state statute that governs unclaimed residuals remaining from class action settlements.

       On May 8, 1996, the California Court of Appeals dismissed each of the appeals that had been filed challenging the trial court's approval of the class action settlement. The Court of Appeals dismissed the appeal relating to the trial court's rulings on plaintiffs' attorneys' fees on the ground that the appealing attorneys lacked standing to appeal. The Court of Appeals also dismissed each of the other pending appeals ruling that the trial court's orders and rulings approving the settlement were not presently appealable, if at all, by the appealing claimants since they had all elected to opt out of the settlement. The appealing attorneys and some of the appealing claimants filed a petition for review with the California Supreme Court which on August 15, 1996 elected not to review the Court of Appeals' decision. Notwithstanding this decision, it is possible that one or more of the opt-out claimants, once their opt-out cases are finally litigated through trial, may attempt to refile all or a portion of the appeals that have now been dismissed.

       For additional information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 as filed with the Securities and Exchange Commission.

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

                                                   GENERAL CHEMICAL CORPORATION
                                                   ----------------------------
                                                            (Registrant)

Date   November 11, 1996                   /s/Edward J. Waite, III
     --------------------                     --------------------
                                              EDWARD J. WAITE, III
                                              Vice President, General Counsel
                                              and Secretary (Authorized Officer)

Date   November 11, 1996                   /s/Ralph M. Passino
     --------------------                     --------------------
                                              RALPH M. PASSINO
                                              Chief Financial Officer and Vice
                                              President of Administration
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX

   EXHIBIT NO.           DESCRIPTION                                       PAGE
   ----------            -----------                                       -----
       27                Financial Data Schedule (EDGAR filings only)        14