Form 10-K405
period 1996-12-31
GENERAL CHEMICAL CORP /DE/
filed 1997-03-28
CIK 854599

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                               SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, D.C. 20549

                                            FORM 10-K

  (Mark One)
      X                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934
                             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                                 OR
                          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I
     (1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE
                           REDUCED DISCLOSURE FORMAT.

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and is not contained in the definitive information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        There was no voting stock of the Registrant beneficially held by non-affiliates of the Registrant as of March 20, 1997.

        The number of outstanding shares of the Registrant's Common Stock as of March 20, 1997 was 100 shares of Common Stock, $.01 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                                     PART I

ITEM 1. BUSINESS

GENERAL

       General Chemical Corporation ("General Chemical"), incorporated under the laws of the State of Delaware is a diversified chemical manufacturing company. General Chemical and its subsidiaries (collectively, the "Company") have production facilities in the United States and Canada that sell to a broad range of industrial and municipal customers. The Company is a leading producer of soda ash in North America, and a major North American supplier of calcium chloride, sodium and ammonia salts, sulfites, nitrites, aluminum-based chemical products and refinery and chemical sulfuric acid regeneration services. General Chemical is a wholly owned subsidiary of New Hampshire Oak, Inc. ("New Hampshire Oak") which is a wholly owned subsidiary of The General Chemical Group Inc. ("GCG").

       For certain information concerning the Company's revenue, income and assets attributable to the Company's geographic areas and the amount of export sales, See "Notes to the Consolidated Financial Statements, Note 9 - Geographic Information", which are incorporated by reference herein.

PRODUCT SALES

        The Company's sales by product line (and the percentage of total sales represented by such sales) during the last three fiscal years are as follows:

Product Line                                  1994              1995                1996
------------                            ------------------------------------------------------
                                                         (Dollars in thousands)
Industrial Chemicals................... $254,139     58%  $265,329     58%     $298,941    59%
Derivative Products and Services.......  191,251     43    196,287     43       215,084    42
Elimination and other (1) .............   (4,074)    (1)    (5,386)    (1)       (5,405)   (1)
                                       ---------   ----   --------   ----     ---------   ---
       Total........................... $441,316    100%  $456,230    100%     $508,620   100%
                                        ========   ====   ========    ===      ========   ===

-------------
(1) Primarily comprised of the elimination of intracompany sales.

INDUSTRIAL CHEMICALS

       Soda ash and calcium chloride comprise the Company's industrial chemical product lines. The Company is the second largest producer of soda ash in the U.S. and Canada and is the only producer of both synthetic and natural soda ash in North America. General Chemical (Soda Ash) Partners ("GCSAP"), the Company's 51 percent-owned partnership, produces natural soda ash by refining mined trona deposits at its plant in Green River, Wyoming. The Green River basin, where all but one of the U.S. producers of natural soda ash are located, contains the largest known economically recoverable trona deposits in the world. Soda ash is also produced by the Company's Canadian subsidiary, General Chemical Canada Ltd. ("GC Canada") at its plant in Amherstburg, Ontario, by using the synthetic process. This production process, which is energy and labor intensive, is considerably more costly than refining natural soda ash. The Amherstburg plant remains profitable due to its operating efficiency, successful marketing of calcium chloride, a co-product, and favorable freight rates to major Canadian soda ash markets. GC Canada is the largest producer of calcium chloride in Canada.

       Soda Ash. The major use of soda ash is in the production of glass bottles and other glass containers. Soda ash is also used in the manufacture of windows, mirrors, fiberglass, television tubes, lighting ware, tableware, glassware and laboratory ware. The chemical industry uses soda ash in the production of sodium bicarbonate, sodium phosphates, sodium silicates and chrome chemicals. The detergent industry often uses soda ash as the prime alkali to make phosphates and silicates for dry detergent applications. Soda ash is also used, to a lesser extent, by the water treatment industry to control pH levels and by the pulp and paper industries in the pulping of wood fiber.

       Due to the low-cost position of the U.S. natural soda ash producers, the export market has grown significantly and now accounts for over one-third of U.S. production. The Company, along with the other five U.S. producers of natural soda ash, exports soda ash through the American Natural Soda Ash Corporation ("ANSAC"), an export organization organized in 1984 under the Webb-Pomerrene Act. ANSAC ships to all parts of the world except Canada and Western Europe. Each individual member's allocation of ANSAC volume is based on the member's total nameplate capacity, with any member's expansion phased in over a multi-year period for allocation purposes.

       Calcium Chloride. Calcium chloride is used predominantly for dust control and roadbed stabilization on unpaved roads in the summer, and for melting ice on highways in the winter. Although the summer road market is the dominant end use in the Canadian market, the winter deicing market and industrial applications are the major end use markets in the U.S. Industrial applications include asphalt recycling, water treatment and concrete and drilling mud additives.

DERIVATIVE PRODUCTS AND SERVICES

       The Company's derivative products and services product lines include a wide variety of products such as sulfuric acid, sodium and ammonia salts, sulfites, aluminum-based chemical products and nitrites that are derived principally from the production of soda ash and the regeneration of sulfuric acid. These products are categorized into five major product lines with end markets including refinery and chemical sulfuric acid regeneration, water treatment, photo chemicals, pulp and paper, chemical processing and semiconductor devices.

       Refinery and chemical regeneration services. Refineries use sulfuric acid as an alkylation process catalyst in the production of high-quality, high-octane and low-vapor-pressure gasoline. The alkylation process contaminates and dilutes the sulfuric acid catalyst, generating an 85 percent to 90 percent spent sulfuric acid stream, which is then removed from the refineries via pipeline or tank truck. The Company thermally decomposes the spent acid to regenerate fresh sulfuric acid, which is then recycled back to the refinery. A similar service is provided to the chemical industry for the manufacture of ion exchange resins, silicone polymers, liquid detergents and surfactants.

       Water Treatment. The Company, through its broad geographic network of 28 strategically located plants, is the largest North American producer of aluminum sulfate ("alum"). Municipalities, which use alum as a flocculant and coagulant in the treatment of water and waste water, are the predominant customers. Other products sold to the water treatment market include sodium and ammonia salt and sulfite products, which are used in dechlorination and to inhibit the corrosion of steel lines and equipment.

       Photo Chemicals. Sodium and ammonia sulfites and bisulfites have major applications as fixing and developing solutions for conventional film and x-ray processes. The Company has leading market share positions in these products.

       Pulp and Paper. The pulp and paper industry utilizes alum and enhanced coagulants to impart water resistance ("sizing") to paper and to treat the substantial quantities of water required in the papermaking process. Paper mills also use sulfuric acid in the sulfur dioxide pulp bleaching process, in pH adjustments and in water treatment. Other products used to a lesser extent by the pulp and paper industry include sodium sulfites, which are used for digesting fibers in the thermo-mechanical pulping process, reducing bleaching agents such as chlorine and hydrogen peroxide, and as a raw material for other bleaching agents.

       Chemical Processing. The chemical processing market utilizes a number of the Company's products. Sodium nitrite is primarily used as a reactant in the manufacture of various organics (i.e. dyes and pigments and rubber processing chemicals), in applications as a heat transfer salt in high temperature chemical reactions and as a cooling tower corrosion inhibitor. Potassium fluoride and fluoborate derivatives are low-volume, higher priced chemicals used in brazing fluxes, agricultural chemicals, surfactants and analytical reagants. Sulfuric acid is used in the manufacture of titanium pigments, fertilizer, synthetic fibers, steel, alum, paper and many other products.

       Semiconductor Devices. The Company supplies high-purity semiconductor acids, caustics and etchants to customers throughout North America, Western Europe and the Pacific Rim. These customers manufacture silicon wafers and convert the wafers to integrated circuits. Fluoborate derivatives are also sold to this market for use in electroplating.

ITEM 2. PROPERTIES

       In conducting its operations, the Company uses properties having offices, storage facilities or manufacturing facilities at 76 locations throughout the United States, Canada and the Philippines. Twenty eight of these properties are leased while the remainder are owned by the Company. The leased properties are occupied under rental agreements having terms ranging up to four years and under month-to-month tenancies. The two properties at which the Company's co-headquarters are located are Parsippany, New Jersey, and Hampton, New Hampshire, which are leased by the Company and its parent, respectively.

       The locations and uses of certain major properties of the Company are as follows:

                                     Location                            Use
      United States...........   Pittsburg, California            Manufacturing Facility
                                 Richmond, California             Manufacturing Facility
                                 North Claymont, Delaware         Manufacturing Facility,
                                                                   Offices and Warehouse
                                 East St. Louis, Illinois         Manufacturing Facility
                                 Solvay, New York                 Manufacturing Facility
                                 Marcus Hook, Pennsylvania        Manufacturing Facility,
                                                                   Offices and Warehouse
                                 Anacortes, Washington            Manufacturing Facility
                                 Green River, Wyoming             Trona Mine and
                                                                   Manufacturing Facility
      Canada..................   Amherstburg, Ontario             Manufacturing Facility
                                                                   and Undeveloped Lots
                             *   Mississauga, Ontario             Offices
                                 Valleyfield, Quebec              Manufacturing Facility
--------------
*  Leased.



        Each of the Company's properties listed above under the caption, "United States," (other than the properties located at Green River, Wyoming, and Solvay, New York), have been pledged as security by General Chemical for the U.S. Revolving Credit Facility and Bank Term Loan.

       The Company's Green River plant currently has a nameplate capacity of approximately 2.4 million tons of soda ash per year. The plant is owned by GCSAP, a partnership of which the Company is the managing partner and in which the Company has a 51 percent equity interest, The Andover Group, Inc., which is a wholly owned subsidiary of ACI International Limited, has a 25 percent equity interest and TOSOH Wyoming, Inc., which is a wholly owned subsidiary of TOSOH America, Inc., has a 24 percent equity interest. Each partner is prohibited from transferring its interest in GCSAP or withdrawing from GCSAP without the prior written consent of the other partners.

       In addition to such restrictions on the transfer of interests in GCSAP, there are certain restrictions and obligations with respect to the transfer of either the Company's interest in GCSAP or the voting securities of the Company. For further information, see "Notes to the Consolidated Financial Statements,
Note 6 - Commitments and Contingencies."

       Reserves. The Company mines trona ore under leases with the United States government, the State of Wyoming and the Union Pacific Resources Corporation. The Company's trona reserves and mines are located in the Green River, Wyoming, area.

       The  Company's  estimated  proven  reserves  within bed No. 17, which the
Company is currently mining, consist of approximately 92.5 million tons of extractable ore. At the 1996 operating rate of 2.2 million tons of soda ash per year (4.1 million tons of trona ore), there is approximately a 23-year supply. For the three years ended December 31, 1996, annual production of trona ore averaged approximately 4.0 million tons. In addition, the Company's reserves contain three other major minable trona beds containing approximately 324 million tons of extractable ore. These beds, which may require significant capital to access, will provide more than 79 years of added reserves based on current operating rates.

       At the Company's synthetic soda ash plant in Amherstburg, Ontario, Canada, the Company uses salt and limestone as its raw materials. Based on current production levels, the Company has approximately 30 years of salt reserves. Limestone reserves owned by the Company total approximately 15 years, with an option on an additional six years of reserves. However, the Company is not currently utilizing its limestone reserves and is instead purchasing all of its limestone requirements under a long-term contract with a major limestone producer due to the economic benefit of using purchased limestone.

ITEM 3.  LEGAL PROCEEDINGS

       Richmond Works July 26, 1993 Incident. On July 26, 1993, a pressure relief device on a railroad tank car containing oleum that was being unloaded at the Company's Richmond, California, facility ruptured during the unloading process, causing the release of a significant amount of sulfur trioxide. Approximately 150 lawsuits seeking substantial amounts of damages were filed against the Company on behalf of in excess of 60,000 claimants in municipal and superior courts of California (Contra Costa and San Francisco counties) and in federal court (United States District Court for the Northern District of California). All state court cases were coordinated before a coordination trial judge (In Re GCC Richmond Works Cases, JCCP No. 2906) and the federal court cases were stayed until completion of the state court cases.

       After several months of negotiation under the supervision of a settlement master, the Company and a court-approved plaintiffs' management committee executed a comprehensive settlement agreement which resolved the claims of approximately 95 percent of the claimants who filed lawsuits arising out of the July 26th incident, including the federal court cases. After a final settlement approval hearing on October 27, 1995, the coordination trial judge approved the settlement on November 22, 1995.

       Pursuant to the terms of the settlement agreement, the Company, with funds to be provided by its insurers pursuant to the terms of the insurance policies described below, has agreed to make available a maximum of $180 million to implement the settlement. Various "funds" and "pools" are established by the settlement agreement to compensate claimants in different subclasses who meet certain requirements. Of this amount, $24 million has been allocated for punitive damages, notwithstanding the Company's strong belief that punitive damages are not warranted. The settlement also makes available $23 million of this $180 million for the payment of legal fees and litigation costs to class counsel and the plaintiffs' management committee.

       The settlement agreement provides, among other things, that while claimants may "opt out" of the compensatory damages portion of the settlement and pursue their own cases separate and apart from the class settlement mechanism, they have no right to opt out of the punitive damages portion of the settlement. Consequently, under the terms of the settlement, no party may seek punitive damages from the Company outside of those provided by the settlement. Approximately 2,800 claimants, which constitutes less than 5 percent of the total number of claimants, have elected to so opt out. Except with respect to compensatory damage claims by claimants electing to opt-out, the settlement fully releases from all claims arising out of the July 26, 1993 incident the Company and all of its related entities, shareholders, directors, officers and employees, and all other entities who have been or could have been sued as a result of the July 26th incident, including all those who have sought or could seek indemnity from the Company.

       Notices of appeal of all or portions of the settlement approved by the court have been filed by five law firms representing approximately 2,750 of the opt-outs, with 2,700 of these claimants represented by the same law firm. Virtually all of these claimants have not specified the amount of their claims in court documents, although the Company believes that their alleged injuries are no different in nature or extent than those alleged by the settling claimants. On May 8, 1996, the California Court of Appeals dismissed each of the appeals that had been filed challenging the trial court's approval of the class action settlement. The Court of Appeals dismissed the appeal relating to the trial court's rulings on plaintiffs' attorneys' fees on the ground that the appealing attorneys lacked standing to appeal. The Court of Appeals also dismissed each of the other grounds for appeal, ruling that the trial court's orders and rulings approving the settlement were not presently appealable, if at all, by the appealing claimants since they had all elected to opt out of the settlement. The appealing attorneys and some of the appealing claimants filed a petition for review with the California Supreme Court which, on August 15, 1996, elected not to review the Court of Appeals' decision.

       The settlement includes various terms and conditions designed to protect the Company in the event that the settlement as approved by the court is overturned or modified on appeal. If such an overturn or modification occurs, the Company has the right to terminate the settlement and make no further settlement payments, and any then unexpended portions of the settlement proceeds (including, without limitation, the $24 million punitive damage fund) would be available to address any expenses and liabilities that might arise from any such an overturn or modification. In addition, in the event that the settlement as approved by the court is overturned or modified on appeal, the release document signed by settling claimants contains language which fully releases the Company from any further claims, either for compensatory or punitive damages, arising out of the July 26, 1993 incident. The Company has presently obtained releases from over 94 percent of the settling claimants and believes that it will have obtained the majority of releases from the remaining settling claimants prior to any such appeal being ruled on by an appellate court.

       It is possible that one or more of the opt-out claimants, once their opt-out cases are finally litigated through trial, may attempt to refile all or a portion of the appeals that were dismissed by the California Court of Appeals. While there can be no assurances regarding how an appellate court might rule in the event of a refiling of an appeal of the settlement, the Company believes that the settlement will be upheld on appeal. In the event of a reversal or modification of the settlement on appeal, with respect to lawsuits by any then remaining claimants (opt-outs and settling claimants who have not signed releases) the Company believes that, whether or not it elects to terminate the settlement in the event it is overturned or modified on appeal, it will have adequate resources from its available insurance coverage to vigorously defend these lawsuits through their ultimate conclusion, whether by trial or settlement. However, in the event the settlement is overturned or modified on appeal, there can be no assurance that the Company's ultimate liability resulting from the July 26, 1993 incident would not exceed the available insurance coverage by an amount which could be material to its financial condition or results of operations, nor is the Company able to estimate or predict a range of what such ultimate liability might be, if any.

       The Company has insurance coverage relating to this incident which totals $200 million. The first two layers of coverage total $25 million with a sublimit of $12 million applicable to the July 26, 1993 incident, and the Company also has excess insurance policies of $175 million over the first two layers. The Company reached an agreement with the carrier for the first two layers whereby the carrier paid the Company $16 million in settlement of all claims the Company had against that carrier. In the third quarter of 1994, the Company recorded a $9 million charge to earnings for costs which the Company incurred related to this matter. The Company's excess insurance policies, which are written by two Bermuda-based insurers, provide coverage for compensatory as well as punitive damages. Both insurers have executed agreements with the Company confirming their respective commitments to fund the settlement as required by their insurance policies with the Company and as described in the settlement agreement. In addition, these same insurers currently continue to provide substantially the same insurance coverage to the Company.

       Milwaukee Litigation. In March 1993, an outbreak of cryptosporidia occurred in the public water supply of the City of Milwaukee. As a result of that incident, several lawsuits have been filed with the Milwaukee County Circuit Court against one or more of the City of Milwaukee, its Department of Public Works, Sara Lee Corporation, E.D. Wesley Co., Peck Foods Corporation, certain hotels, numerous insurance companies, several municipalities and the Company. The complaints generally allege, among other things, that the outbreak was caused when certain defendants other than the Company illegally disposed of waste into the water supply, and that the City of Milwaukee failed to properly operate its water treatment plant in a manner that would have prevented the outbreak. The principal allegations against the Company are that a water treatment chemical sold to the City of Milwaukee by the Company should have removed the bacteria and failed to do so and that the Company consulted with the City concerning the water purification.

       One of the suits (Markwiese, et al v. Peck Foods Corporation, et al filed in 1993) had been certified, prior to the service of a complaint against the
Company, as a class action in favor of all persons who sustained damage as a result of the wrongful acts of the various defendants. Subsequently, the Company and the City of Milwaukee challenged, among other things, the class certification, and the Wisconsin Court of Appeals remanded this matter to the trial court for a determination of how certain issues impact whether class certification was appropriate. It is expected that these issues will be argued later in 1997 before a new trial judge.

       In addition to the Markwiese action, several other lawsuits have since been filed by the same lead attorneys in the Circuit Court of Milwaukee County against the same basic group of defendants, including two multi-party actions, Quandt et al v. Northbrook Property and Casualty Insurance Co. filed in 1994 and Winiarski et al v. Peck Foods et al filed in 1996, on behalf of a total of 98 plaintiffs. The unspecified damages sought by these various complaints is alleged to be "far in excess of $1.0 million dollars" for personal injury, economic loss, emotional distress, pain and suffering, medical expenses and punitive damages.

       The Company has denied all material allegations of the complaints and will continue to defend these lawsuits vigorously. The Company further believes that its available insurance provides adequate coverage in the event of an adverse result in this matter, and that this matter will not have a material adverse effect on its financial condition or results of operations.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       There is no stock owned by non-affiliates and accordingly there is no established trading market for General Chemical's Common Stock. The number of holders of record of the Company's Common Stock as of March 25, 1997 was one.

       General Chemical declared and paid $16,900,000 in cash dividends to its shareholder for the year ended December 31, 1995. For the year ended December 31, 1996, no cash dividends were paid.

       General Chemical has covenanted in the indentures and agreements related to the Senior Subordinated Notes, the Bank Term Loan and the U.S. Revolving Credit Facility that it will not declare or pay any cash dividends unless at the time of such payment certain conditions are met, including that no event of default shall have occurred and be continuing, that a certain minimum fixed charge ratio shall have been met and that the aggregate amount of all restricted payments (as defined) under such indentures and agreements not exceed a maximum amount determined on the basis of certain formulas. At December 31, 1996, approximately $51 million was available for dividend payments in accordance with these covenants.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       General Chemical Corporation, which has a history dating back to 1899, is a diversified manufacturing company predominantly engaged in the production of inorganic chemicals, with manufacturing facilities located in the United States and Canada. The Company is a leading producer of soda ash in North America, and a major North American supplier of calcium chloride, sodium and ammonia salts, sulfites, nitrites, aluminum-based chemical products and refinery and chemical regeneration services to a broad range of industrial and municipal customers.

       The industrial chemical product lines consisting of soda ash and calcium chloride accounted for approximately 59 percent of the Company's consolidated 1996 net revenues. The derivative products and services product lines accounted for approximately 41 percent of the Company's consolidated 1996 net revenues. The derivative products and services product lines encompass a wide range of products that are principally derived from the Company's production of soda ash and regeneration of sulfuric acid.

       The higher sales recorded in 1996 were attributable to gains across all product lines. The industrial chemical product lines were led by strong pricing gains in soda ash. The Company's natural soda ash facility in Green River, Wyoming, and the synthetic soda ash facility in Amherstburg, Ontario, were essentially sold out for the second consecutive year. During 1997, additional soda ash capacity from the recent expansion at the Company's Green River, Wyoming, facility, will allow the Company to continue to take advantage of the growth in exports. Although pricing is expected to be down in 1997 due to expansions by several producers that took place last year, industry operating rates are expected to remain high.

       The derivative products and services product lines also posted a strong performance in 1996 due to volume gains in all product lines. The performance was bolstered by the expansion of the Company's two West Coast sulfuric acid regeneration plants and good growth in products that serve the water treatment and semiconductor markets.

       This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the respective notes thereto included in
Item 8. This report contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in such statements as a result of the following risk factors: risks and uncertainties in connection with business conditions in the markets the Company serves and in the general economy, and the impact of competitive products and pricing, in particular, the price of soda ash.

RESULTS OF OPERATIONS

       The following table sets forth the results of operations and percentage of net revenues represented by the components of operating profit and expense for the years ended December 31, 1995 and 1996 (dollars in millions).


                                                              YEARS ENDED DECEMBER 31,
                                                             1995                   1996
                                                       --------------         ---------------
     Net revenues...................................   $456.2     100%        $508.6     100%
     Cost of sales..................................    318.7      70          344.2      68
                                                        -----    ----          -----    ----
     Gross profit...................................    137.5      30          164.4      32
     Selling, general and administrative expense....     39.1       8           47.8       9
                                                       ------    ----         ------    ----
     Operating profit...............................   $ 98.4      22%        $116.6      23%
                                                       ======    ====         ======    ====

1996 Compared with 1995

        Net revenues for 1996 were $508.6 million or 11 percent higher than the prior year. This increase is a result of favorable soda ash pricing and improved volume across all product lines.

        Gross profit for 1996 increased 20 percent to $164.4 million compared with $137.5 million for the prior year. Gross profit as a percentage of net revenues increased to 32 percent for 1996 from 30 percent for 1995. Favorable soda ash pricing and higher volume offset in part by higher manufacturing expenses, account for the above-mentioned increase.

        Selling, general and administrative expense was 9 percent of net revenues for 1996 versus 8 percent for 1995. This increase is due primarily to a one-time charge of $8.3 million related to a Restricted Unit Plan created by the Company's parent which satisfied the Company's liability under its former Phantom Equity Plan.

        Interest expense for 1996 was $23.1 million which was $1.7 million lower than the 1995 level due to lower outstanding debt balances.

        Interest income for 1996 was $1.2 million which was comparable to the prior year.

        The foreign currency transaction gain for 1996 was $0.2 million compared with a $1.4 million gain in 1995, principally due to the impact of exchange rate fluctuations on a $52 million U.S.- denominated loan of the Company's Canadian subsidiary. The impact of these foreign currency transaction gains on this loan was noncash.

        Minority interest for 1996 was $31.6 million compared with $19.5 million for the same period of 1995, reflecting higher earnings due to favorable soda ash pricing for GCSAP.

        Net income for 1996 was $38.7 million versus $16.0 million for 1995, due to the foregoing, and the nonrecurring charge to income tax expense recorded in 1995.

ACCOUNTING PRONOUNCEMENTS

        In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), which the Company adopted in 1996. This statement requires the Company to review and adjust the carrying amount of long-lived assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of FAS 121 did not have a material effect on the Company's results of operations or financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of GENERAL CHEMICAL CORPORATION:

        We have audited the accompanying consolidated balance sheets of General Chemical Corporation and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, changes in equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule in the Index at Item
14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Chemical Corporation and subsidiaries at December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Parsippany, New Jersey
February 14, 1997

                          GENERAL CHEMICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 YEARS ENDED DECEMBER 31,
                                                                ----------------------------
                                                                1994       1995        1996
                                                                ----       ----        ----
                                                                      (IN THOUSANDS)
Net revenues.............................................  $  441,316  $ 456,230  $  508,620
Cost of sales............................................     303,014    318,692     344,234
Selling, general and administrative expense..............      37,722     39,156      47,810
Richmond incident costs..................................       9,000       --         --
                                                           ----------  ---------   ---------
Operating profit.........................................      91,580     98,382     116,576
Interest expense.........................................      31,886     24,796      23,110
Interest income..........................................       1,000      1,163       1,233
Foreign currency transaction (gains) losses..............       4,004     (1,382)       (169)
Other expense (income), net..............................         (77)       759         598
                                                           ----------  ---------   ---------
Income before minority interest, income taxes
 and extraordinary item .................................      56,767     75,372      94,270
Minority interest........................................      16,957     19,458      31,635
                                                           ----------  ---------   ---------
Income before income taxes and extraordinary item .......      39,810     55,914      62,635
Income tax provision.....................................      15,589     39,885      23,902
                                                           ----------  ---------   ---------
Income before extraordinary item ........................      24,221     16,029      38,733
Extraordinary item - loss from extinguishment
 of debt (net of tax)....................................      (8,203)      --         --
                                                           ----------  ---------  ----------
        Net income ......................................  $   16,018  $  16,029  $   38,733
                                                           ==========  =========  ==========


























      See the accompanying notes to the consolidated financial statements.

                          GENERAL CHEMICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                          DECEMBER 31,
                                                                       ----------------
                                                                       1995            1996
                                                                       ----            ----
                                                                          (IN THOUSANDS)
Current assets:
   Cash and cash equivalents....................................... $  13,279     $  32,742
   Receivables, net................................................    76,440        87,288
   Inventories.....................................................    35,427        34,444
   Deferred income taxes...........................................    12,559         9,323
   Other current assets............................................       916         1,318
                                                                    ---------     ---------
        Total current assets.......................................   138,621       165,115
Property, plant and equipment, net.................................   187,417       212,743
Other assets.......................................................    29,297        30,919
                                                                    ---------     ---------
        Total assets............................................... $ 355,335     $ 408,777
                                                                    =========     =========


                               LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
   Accounts payable................................................ $  44,388     $  46,208
   Accrued liabilities.............................................    71,280        59,900
   Income taxes payable............................................     1,083         3,033
   Current portion of long-term debt...............................    17,392        17,392
                                                                    ---------     ---------
        Total current liabilities..................................   134,143       126,533
Long-term debt.....................................................   255,608       217,217
Other liabilities..................................................   161,691       167,591
                                                                    ---------     ---------
        Total liabilities..........................................   551,442       511,341
                                                                    ---------     ---------
Minority interest..................................................    28,278        38,572
                                                                    ---------     ---------
Equity (deficit):
   Common stock, $.01 par value;
        authorized 1,000 shares;
        issued and outstanding:  100 shares........................       --           --
   Capital deficit.................................................  (232,241)     (187,652)
   Foreign currency translation adjustments........................    (1,362)       (1,435)
   Retained earnings...............................................     9,218        47,951
                                                                    ---------     ---------
      Total equity (deficit).......................................  (224,385)     (141,136)
                                                                    ---------     ---------
      Total liabilities and equity (deficit)....................... $ 355,335     $ 408,777
                                                                    =========     =========










      See the accompanying notes to the consolidated financial statements.

                                 GENERAL CHEMICAL CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     YEARS ENDED DECEMBER 31,
                                                                     ------------------------
                                                                  1994         1995         1996
                                                                  ----         ----         ----
                                                                         (IN THOUSANDS)
Cash flows from operating activities:
   Net income .............................................   $  16,018      $ 16,029     $ 38,733
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization.........................      24,024       25,050       25,861
     Net loss on disposition of long-term assets...........         785          906        1,132
     Loss on extinguishment of debt........................      13,570          --          --
     Unrealized exchange (gain) loss.......................       3,101       (1,586)          31
     Restricted unit plan costs............................         --           --         8,989
     (Increase) decrease in receivables....................     (10,160)       1,614      (10,927)
     (Increase) decrease in inventories....................       1,193       (5,512)         967
     (Increase) decrease in other assets...................      (1,473)       3,819          150
     Increase in accounts payable..........................       2,732        1,420        1,849
     Increase (decrease) in accrued liabilities............      (3,740)       6,597      (11,425)
     Increase (decrease) in income taxes payable...........      (3,557)      (2,891)       1,967
     Increase in other liabilities.........................       6,868        5,048        5,897
     Increase (decrease) in minority interest..............      (2,179)         686       10,294
                                                              ---------     --------     --------
       Net cash provided by operating activities...........      47,182       51,180       73,518
                                                              ---------     --------     --------
Cash flows from investing activities:
   Capital expenditures....................................     (19,605)     (27,909)     (51,367)
   Proceeds from sales or disposals of long-term assets....         129          350           73
                                                              ---------     --------     --------
       Net cash used for investing activities..............     (19,476)     (27,559)     (51,294)
                                                              ---------     --------     --------
Cash flows from financing activities:
   Proceeds from long-term debt............................     223,240        2,000       20,000
   Repayment of long-term debt.............................    (251,764)     (14,000)     (58,391)
   Capital contributions from parent.......................         --           --        35,600
   Dividends...............................................     (12,900)     (16,900)        --
                                                              ---------     --------     --------
       Net cash used for financing activities..............     (41,424)     (28,900)      (2,791)
                                                              ---------     --------     --------
Effect of exchange rate changes on cash....................        (600)         274           30
                                                              ----------    --------     --------
Increase (decrease) in cash and cash equivalents...........     (14,318)      (5,005)      19,463
Cash and cash equivalents at beginning of period...........      32,602       18,284       13,279
                                                              ---------     --------     --------
Cash and cash equivalents at end of period.................   $  18,284     $ 13,279     $ 32,742
                                                              =========     ========     ========
Supplemental information:
   Cash paid for income taxes..............................   $  18,654     $ 20,315     $ 18,500
                                                              =========     ========     ========
   Cash paid for interest..................................   $  30,537     $ 23,573     $ 22,222
                                                              =========     ========     ========






      See the accompanying notes to the consolidated financial statements.

                          GENERAL CHEMICAL CORPORATION
             CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                                           FOREIGN
                                                           CURRENCY
                                               CAPITAL    TRANSLATION   RETAINED
                                               DEFICIT    ADJUSTMENTS   EARNINGS     TOTAL
                                               -------    -----------   --------     -----
                                                              (IN THOUSANDS)
Balance at December 31, 1993                 $(232,241)  $ (1,332)    $  6,971    $(226,602)
    Net income............................                              16,018       16,018
    Foreign currency translation..........                    (82)                      (82)
    Dividends.............................                             (12,900)     (12,900)
                                             ---------   --------     --------    ---------
Balance at December 31, 1994..............    (232,241)    (1,414)      10,089     (223,566)
    Net income............................                              16,029       16,029
    Foreign currency translation..........                     52                        52
    Dividends.............................                             (16,900)     (16,900)
                                             ---------   --------     --------    ---------
Balance at December 31, 1995..............    (232,241)    (1,362)       9,218     (224,385)
    Net income............................                              38,733       38,733
    Foreign currency translation..........                    (73)                      (73)
    Capital transactions with parent......      44,589                               44,589
                                             ---------   --------     --------    ---------
Balance at December 31, 1996..............   $(187,652)  $ (1,435)    $ 47,951    $(141,136)
                                             =========   ========     ========    =========

















      See the accompanying notes to the consolidated financial statements.

                          GENERAL CHEMICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        General Chemical Corporation ("General Chemical" or the "Company") is a wholly owned subsidiary of New Hampshire Oak, Inc. ("New Hampshire Oak" or the "Parent") which is a wholly owned subsidiary of The General Chemical Group Inc. ("GCG"). General Chemical is a diversified manufacturing company engaged in the production of inorganic chemicals, with production facilities located in the United States and Canada. General Chemical is a leading producer of soda ash in North America, and a major North American supplier of calcium chloride, which accounted for approximately 59 percent of the Company's 1996 net revenues. General Chemical is also a major North American supplier of sodium and ammonia salts, sulfites, nitrites, aluminum-based chemical products and refinery and chemical regeneration services. The Company's products are supplied to a broad range of industrial and municipal customers.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        The consolidated financial statements include the accounts of General Chemical Corporation, its wholly owned subsidiaries and General Chemical (Soda
Ash) Partners ("GCSAP"), of which it owns 51 percent. Minority interests relate solely to partnerships in which the Company has a controlling interest. Intercompany balances and transactions are eliminated in consolidation.

        The Company's parent was acquired in January 1989. The purchase price assigned to the Company at January 1989 was $168,113 which was offset by pushdown parent company acquisition debt of $308,000, intercompany transactions with the parent company during 1989 of $92,006 and other miscellaneous adjustments totalling $348, resulting in a capital deficit of $232,241, at December 31, 1995.

        Inventories are valued at the lower of cost or market, using the last-in, first-out ("LIFO") method for all domestic production inventories and the first-in, first-out ("FIFO") or average cost method for all other inventories. Production inventory costs include material, labor and factory overhead.

        Property, plant and equipment are carried at cost. Mines and machinery and equipment of the General Chemical (Soda Ash) Partners are depreciated using the units-of-production method. All other plant and equipment are depreciated principally using the straight-line method, using estimated lives which range from 3 to 35 years.

        The Company recognizes deferred tax assets and liabilities based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates. Taxes on income are generally computed as if General Chemical were a stand-alone company. (See Note 7 for a description of the Tax Sharing Agreement.) General Chemical pays its current U.S. federal tax liabilities to GCG in accordance with the Tax Sharing Agreement.

        Accruals for environmental liabilities are recorded based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Liabilities for environmental matters were $11,152 and $10,843 at December 31, 1995 and 1996, respectively. These amounts do not include estimated third-party recoveries nor have they been discounted.

                          GENERAL CHEMICAL CORPORATION
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

        The Company provides for the expected costs to be incurred for the eventual reclamation of mining properties pursuant to local law. Land reclamation costs are being provided for over the estimated remaining life of the reserves currently under lease.

        The Company does not hold or issue financial instruments for trading purposes. Amounts to be paid or received under interest rate swap agreements are recognized as increases or reductions in interest expense in the periods in which they accrue.

        The financial statements of the Company's foreign subsidiaries have been
translated  into  U.S.   dollars  in  accordance  with  Statement  of  Financial
Accounting Standards No. 52.

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), which the
Company adopted in 1996. The Company evaluates the carrying value of its long-lived assets whenever there is a significant change in the use of an asset and adjusts the carrying value, if necessary, to reflect the amount recoverable through future operations. The adoption of FAS 121 had no effect on the Company's results of operations or financial condition.

        All highly liquid instruments purchased with a maturity of three months or less are considered to be cash equivalents.

        Certain prior-period amounts have been reclassified to conform with the current presentation.

NOTE 2 - CAPITAL CONTRIBUTIONS

       On May 15, 1996, The General Chemical Group Inc. (the Company's ultimate parent) completed an initial public offering in which it issued and sold 2,500,000 shares of Common Stock. A portion of the net proceeds, $35,600, was contributed to the Company and was recorded as a capital contribution.
Additionally, $8,989 was recorded as a capital contribution by the Company related to The General Chemical Group Inc. Restricted Unit Plan. See "Note 8 - Phantom Equity Plan."

NOTE 3 - INCOME TAXES

        Income before income taxes and extraordinary item is as follows:


                                                                 YEARS ENDED DECEMBER 31,
                                                               --------------------------
                                                               1994      1995       1996
                                                               ----      ----       ----
          United States...................................  $ 25,860  $ 32,139   $ 44,186
          Foreign.........................................    13,950    23,775     18,449
                                                            --------  --------   --------
                    Total.................................  $ 39,810  $ 55,914   $ 62,635
                                                            ========  ========   ========

                          GENERAL CHEMICAL CORPORATION
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

        The components of the income tax provision are as follows:


                                                                 YEARS ENDED DECEMBER 31,
                                                               -------------------------
                                                               1994      1995       1996
                                                               ----      ----       ----
         United States:
           Current........................................  $ 11,250  $ 25,591   $ 13,708
           Deferred.......................................    (2,166)    3,627        557
         Foreign:
           Current........................................     7,497     8,867      7,296
           Deferred.......................................    (2,765)     (601)      (791)
         State:
           Current........................................     2,238     1,516      3,118
           Deferred.......................................      (465)      885         14
                                                            --------  --------   --------
                    Total.................................  $ 15,589  $ 39,885   $ 23,902
                                                            ========  ========   ========


        A summary of the components of deferred tax assets and liabilities is as follows:


                                                                       DECEMBER 31,
                                                                    ----------------
                                                                    1995        1996
                                                                    ----        ----
         Deferred tax assets:
            Postretirement benefits.......................       $  26,633    $ 27,029
            Nondeductible accruals........................          35,523      35,502
            Foreign operations............................          10,384        --
            Other ........................................             815         342
                                                                 ---------    --------
              Total deferred tax assets...................          73,355      62,873
              Valuation allowance.........................         (17,516)     (6,265)
                                                                 ---------    --------
              Net deferred tax asset......................          55,839      56,608
                                                                 ---------    --------
         Deferred tax liabilities:
            Foreign operations............................            --           867
            Property, plant and equipment.................          27,167      27,774
            Pensions......................................           7,448       7,437
            Inventory.....................................           3,017       2,846
            Other.........................................           1,398         657
                                                                 ---------    --------
               Total deferred tax liabilities.............          39,030      39,581
                                                                 ---------    --------
                 Total net deferred tax assets............       $  16,809    $ 17,027
                                                                 =========    ========


            The Company has deferred tax assets related to foreign tax credits of $17,516 and $6,265 at December 31, 1995 and 1996, respectively, against which a full valuation allowance has been recorded. A valuation allowance of $2,133 and $1,641 was provided during 1994 and 1995, respectively. During 1996, the Company reversed $11,251 of previously recorded valuation allowances, primarily related to foreign tax credits that expired.

                          GENERAL CHEMICAL CORPORATION
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

        The difference between the effective income tax rate and the United States statutory rate is reconciled below:

                                                                 YEARS ENDED DECEMBER 31,
                                                               --------------------------
                                                               1994      1995       1996
                                                               ----      ----       ----
          U.S. federal statutory rate.....................     35.0%     35.0%     35.0%
          State income taxes, net of federal benefit......      3.0       2.8       3.2
          Tax effect of foreign operations................      3.3       7.6       5.9
          Provision for disputed items....................      --       30.6        --
          Depletion.......................................     (3.3)     (5.3)     (6.4)
          Other...........................................      1.1       0.6        .5
                                                              -----     -----      ----
               Total......................................     39.1%     71.3%     38.2%
                                                              =====     =====      ====



        The Internal Revenue Service (the "IRS") examinations of the Company's parent corporation's federal tax returns resulted in the issuance of a deficiency notice during 1995. GCG has informed the Company that it has filed an administrative appeal with the IRS contesting the items denoted in the deficiency notice. Notwithstanding such appeal, in 1995 the Company recorded a provision for disputed items of $17,100 for all years prior to 1995 in connection with the deficiency notice. Management believes the amounts provided at December 31, 1996 are adequate.

NOTE 4 - PENSION PLANS

        The Company maintains several defined benefit pension plans covering substantially all employees. A participating employee's annual postretirement pension benefit is determined by the employee's credited service and, in most plans, final average annual earnings with the Company. Vesting requirements are five years in the U.S. and two years in Canada. The Company's funding policy is to annually contribute the statutorily required minimum amount as actuarially determined.

        The net periodic pension cost for U.S. pension plans included the following components:

                                                                YEARS ENDED DECEMBER 31,
                                                               -------------------------
                                                                1994     1995       1996
                                                                ----     ----       ----
          Service cost (benefits earned during the year)..  $  3,652  $  3,283   $  4,100
          Interest cost on projected benefit obligation...     9,810    11,059     11,737
          Actual return on assets.........................      (311)  (22,475)   (22,319)
          Net amortization and deferral...................    (8,092)   13,337     12,141
                                                             --------   ------   --------
               Net periodic pension cost..................   $ 5,059  $  5,204   $  5,659
                                                             =======  ========   ========

        The net periodic pension cost for Canadian pension plans included the following components:

                                                                 YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                                                1994     1995      1996
                                                                ----     ----      ----
          Service cost (benefits earned during the year)..   $  1,245 $  1,140   $1,494
          Interest cost on projected benefit obligation...      3,664    3,527    3,727
          Actual return on assets.........................     (1,209)  (6,614)  (4,662)
          Net amortization and deferral...................     (3,399)   2,457      559
                                                             -------- --------   ------
            Net periodic pension cost ....................   $    301 $    510   $1,118
                                                             ======== ========   ======

                          GENERAL CHEMICAL CORPORATION
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

        The funded status and (accrued) prepaid pension cost for all plans are as follows:


                                                            UNITED STATES                 CANADA
                                                             DECEMBER 31,               DECEMBER 31,
                                                           -----------------          ---------------
                                                           1995       1996             1995      1996
                                                           ----       ----             ----      ----
          Actuarial present value of benefit obligations:
            Vested...........................          $ (131,290)  $(130,386)    $ (38,348)  $ (40,421)
            Nonvested........................              (7,345)    (10,897)         (194)       (205)
                                                       ----------   ---------     ---------   ---------
            Accumulated benefit obligation...          $ (138,635)  $(141,283)    $ (38,542)  $ (40,626)
                                                       ==========   =========     =========   =========
          Plan assets at fair value..........          $  131,208   $ 149,552     $  53,799   $  60,224
          Projected benefit obligation.......            (160,572)   (168,302       (48,178)    (50,783)
                                                       ----------   ---------     ---------   ---------
          Projected benefit obligation (in
           excess of) less than plan assets..             (29,364)    (18,750)        5,621       9,441
          Unrecognized prior service cost....               7,634       6,823         1,034         942
          Unrecognized net (gain) loss ......               3,136      (7,908)       12,690       8,761
                                                       ----------   ---------     ---------   ---------
          (Accrued) prepaid pension cost.....          $  (18,594)  $ (19,835)    $  19,345   $  19,144
                                                       ==========   =========     =========   =========

        The Canadian prepaid pension cost is included in other assets on the balance sheet.

        The assumptions used in accounting for the plans in 1994, 1995 and 1996 were

                                                           UNITED STATES                CANADA
                                                        -----------------------    --------------------
                                                        1994     1995     1996      1994    1995    1996
                                                        ----     ----     ----      ----    ----    ----
          Estimated discount rate......................  8 1/2%  7 1/2%   7 1/2%    9%      8%      8%
          Estimated long-term rate of return on assets.  9%      9%       9%        9%      9%      9%
          Average rate of increase in employee
           compensation................................  5%      5%       5%        5 1/4%  5 1/4%  5 1/4%

        On January 1, 1994, GCSAP initiated a pension plan covering hourly employees at GCSAP's manufacturing facility. These employees ceased to be active participants under the GCC hourly pension plan, resulting in a $1,200 curtailment gain.

        The dates used to measure plan assets and liabilities were October 31, 1995 and 1996 for all plans. Plan assets are invested primarily in stocks, bonds, short-term securities and cash equivalents.

NOTE 5 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

        The Company maintains several plans providing postretirement benefits covering substantially all hourly and the majority of salaried employees. The long-term portion of accrued postretirement benefit cost of $73,726 and $74,843 at December 31, 1995 and 1996, respectively, is included in other liabilities on the balance sheet.

        The net periodic postretirement benefit cost included the following components:

                                                               YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               1994      1995       1996
                                                               ----      ----       ----
          Service cost (benefits earned during the year)..  $  1,350  $  1,384   $ 1,560
          Interest cost on projected postretirement benefit
           obligation.....................................     3,744     4,186     3,770
          Net amortization and deferral...................    (1,924)   (1,994)   (2,323)
                                                            --------  --------   -------
            Net periodic postretirement benefit cost......  $  3,170  $  3,576   $ 3,007
                                                            ========  ========   =======

                          GENERAL CHEMICAL CORPORATION
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

        The funded status and accrued postretirement benefit obligations are as follows:

                                                                       DECEMBER 31,
                                                                   -------------------
                                                                    1995        1996
                                                                    ----        ----
          Accumulated postretirement benefit obligation:
               Retirees...................................      $  (35,664)  $ (35,844)
               Fully eligible plan participants...........          (9,570)    (10,620)
               Other active plan participants.............          (9,434)    (10,893)
                                                                ----------   ---------
          Accumulated postretirement benefit obligation...         (54,668)    (57,357)
          Plan assets at fair value.......................            --           --
                                                                ----------   --------
          Accumulated postretirement benefit obligation
           in excess of plan assets.......................         (54,668)    (57,357)
          Unrecognized net reduction in prior service costs        (14,241)    (12,632)
          Unrecognized net gain ..........................          (6,818)     (7,084)
                                                                ----------   ---------
          Accrued postretirement benefit cost.............      $  (75,727)  $ (77,073)
                                                                ==========   =========

        The assumptions used in accounting for the plans in 1995 were a 12 percent health care cost trend rate (decreasing to 7 1/2 percent in the year 2000 and beyond) and a 7 1/2 percent discount rate for the U.S. plans and an 11 percent health care cost trend rate (decreasing to 7 percent in the year 2000 and beyond), an 8 percent discount rate and a 5 1/4 percent salary scale for the Canadian plans.

        The assumptions used in accounting for the plans in 1996 were an 11 percent health care cost trend rate (decreasing to 7 1/2 percent in the year 2000 and beyond) and a 7 1/2 percent discount rate for the U.S. plans and an 11 percent health care cost trend rate (decreasing to 7 percent in the year 2000 and beyond), an 8 percent discount rate and a 5 1/4 percent salary scale for the Canadian plans. A one percent increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $5,035 at year end 1996 and the net periodic cost by $457 for the year.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

        Future minimum rental payments for operating leases having initial or remaining noncancellable lease terms in excess of one year as of December 31, 1996 are as follows:

              YEARS ENDING
              DECEMBER 31,
                 1997.......................................   $ 12,226
                 1998.......................................      5,773
                 1999.......................................      3,701
                 2000.......................................      1,313
                 2001.......................................        226
                                                               --------
                                                               $ 23,239

        Rental expense for the years ended December 31, 1994, 1995 and 1996 was $13,088, $13,159 and $15,042, respectively.

                          GENERAL CHEMICAL CORPORATION
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

        Parent Guaranty and Transfer Agreement. A restated parent guaranty and transfer agreement between New Hampshire Oak, ACI International Limited and TOSOH America, Inc. provides that in the event that either New Hampshire Oak, ACI International Limited or TOSOH America, Inc. (such entities being referred to as a "transferring parent" or "nontransferring parent" as the context requires) proposes to sell or otherwise transfer or cause to be sold or transferred the voting securities of the Company, the Andover Group, Inc. or TOSOH Wyoming, Inc. (the respective subsidiaries constituting the partners of GCSAP) as the case may be, the nontransferring parents will have the following options: (1) to purchase the transferring parent's subsidiary's interest in GCSAP at fair market value; (2) to require the transferring parent to purchase the nontransferring parents' subsidiaries' interest in GCSAP at fair market value; (3) to buy the voting securities to be sold by the transferring parent on the same terms and conditions and at the same price as the transferring parent proposes to sell or otherwise transfer or cause to be sold or transferred such voting securities; or (4) to cause the proposed transferee to purchase the nontransferring parents' subsidiaries' interest in GCSAP for a price reflecting the price to be paid by the proposed transferee for such voting securities. In the event that New Hampshire Oak ceases to own at least 51 percent of General Chemical while General Chemical is a partner, General Chemical shall pay to The Andover Group, Inc. $2,833.

        Richmond Works July 26, 1993 Incident. On July 26,1993 a pressure relief device on a railroad tank car containing oleum that was being unloaded at the Company's Richmond, California, facility ruptured during the unloading process, causing the release of a significant amount of sulfur trioxide. Approximately 150 lawsuits seeking substantial amounts of damages were filed against the Company on behalf of in excess of 60,000 claimants in municipal and superior courts of California (Contra Costa and San Francisco Counties) and in federal court (United States District Court for the Northern District of California). All state court cases were coordinated before a coordination trial judge (In Re GCC Richmond Works Cases, JCCP No. 2906) and the federal court cases were stayed until completion of the state court cases.

        After several months of negotiation under the supervision of a settlement master, the Company and a court-approved plaintiffs' management committee executed a comprehensive settlement agreement which resolved the claims of approximately 95 percent of the claimants who filed lawsuits arising out the July 26th incident, including the federal court cases. After a final settlement approval hearing on October 27, 1995, the coordination trial judge approved the settlement on November 22, 1995. Pursuant to the terms of the settlement agreement, the Company, with funds to be provided by its insurers pursuant to the terms of its insurance policies, has agreed to make available a maximum of $180,000 to implement the settlement. In addition, the settlement agreement provides, among other things, that while claimants may "opt out" of the compensatory damages portion of the settlement and pursue their own cases separate and apart from the class settlement mechanism, they have no right to opt out of the punitive damages portion of the settlement. Consequently, under the terms of the settlement, no party may seek punitive damages from the Company outside of those provided by the settlement.

        Notices of appeal of all or portions of the settlement approved by the court were filed by five law firms representing approximately 2,750 claimants, with approximately 2,700 of these claimants represented by the same law firm. Virtually all of these claimants have not specified the amount of their claims in court documents, although the Company believes that their alleged injuries are no different in nature or extent than those alleged by the settling claimants. On May 8, 1996, the California Court of Appeals dismissed each of the appeals that had been filed challenging the trial court's approval of the class action settlement. The Court of Appeals dismissed the appeal relating to the trial court's rulings on plaintiffs' attorney's fees on the ground that the appealing attorneys lacked standing to appeal. The Court of Appeals also dismissed each of the other pending appeals, ruling that the trial court's orders and rulings approving the settlement were not presently appealable, if at all, by the appealing claimants since

                          GENERAL CHEMICAL CORPORATION
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

they had all elected to opt out of the settlement. The appealing attorneys and some of the appealing claimants then filed a petition for review with the California Supreme Court which on August 15, 1996 elected not to review the Court of Appeals' decision.

        It is possible that one or more of the appealing claimants, once their opt-out cases are finally litigated through trial, may attempt to refile all or a portion of the appeals that were dismissed by the Court of Appeals. While there can be no assurances regarding how an appellate court might rule in the event of such a refiling, the Company believes that the settlement will be upheld on appeal. If the settlement is upheld on appeal, the Company believes that any further liability in excess of the amounts made available under the settlement agreement will not exceed the available insurance coverage, if at all, by an amount that could be material to its financial condition or results of operations. In the event of a reversal or modification of the settlement on appeal, with respect to lawsuits by any then remaining claimants (opt-outs and settling claimants who have not signed releases) the Company believes that, whether or not it elects to terminate the settlement in the event it is reversed or modified on appeal, it will have adequate resources from its available insurance coverage to vigorously defend these lawsuits through their ultimate conclusion, whether by trial or settlement. However, in the event the settlement is overturned or modified on appeal, there can be no assurance that the Company's ultimate liability resulting from the July 26, 1993 incident would not exceed the available insurance coverage by an amount which could be material to its financial condition or results of operations, nor is the Company able to estimate or predict a range of what such ultimate liability might be, if any.

        The Company has insurance coverage relating to this incident which totals $200,000. The first two layers of coverage total $25,000 with a sublimit of $12,000 applicable to the July 26, 1993 incident, and the Company also has excess insurance policies of $175,000 over the first two layers. The Company reached an agreement with the carrier for the first two layers whereby the carrier paid the Company $16,000 in settlement of all claims the Company had against that carrier. In the third quarter of 1994, the Company recorded a $9,000 charge to earnings for costs which the Company incurred related to this matter. The Company's excess insurance policies, which are written by two Bermuda-based insurers, provide coverage for compensatory as well as punitive damages. Both insurers have executed agreements with the Company confirming their respective commitments to fund the settlement as required by their insurance policies with the Company and as described in the settlement agreement. In addition, these same insurers currently continue to provide substantially the same insurance coverage to the Company.

        Environmental Matters. Accruals for environmental liabilities are recorded based on current interpretations of applicable environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Estimates are established based upon information available to management to date, the nature and extent of the environmental liability, the Company's experience with similar activities undertaken, estimates obtained from outside consultants and the legal and regulatory framework in the jurisdiction in which the liability arose. The potential costs related to environmental matters and their estimated impact on future operations are difficult to predict due to the uncertainties regarding the extent of any required remediation, the complexity and interpretation of applicable laws and regulations, possible modification of existing laws and regulations or the adoption of new laws or regulations in the future, and the numerous alternative remediation methods and their related varying costs. The material components of the Company's environmental accruals include potential costs, as applicable, for investigation, monitoring, remediation and ongoing maintenance activities at any affected site. Accrued liabilities for environmental matters were $11,152 and $10,843 at December 31, 1995 and 1996, respectively. These amounts do not include estimated third-party recoveries nor have they been discounted.

                          GENERAL CHEMICAL CORPORATION
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

        By letter dated March 22, 1990 from the Environmental Protection Agency (the "EPA"), the Company received a Notice of Potential Liability pursuant to
Section 107(a) of the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA"), as amended, with respect to a site located in Front Royal, Virginia, owned at the time by Avtex Fibers, Inc. (the "Avtex Site"), which has since filed for bankruptcy. A sulfuric acid plant adjacent to the main Avtex Site was previously owned and operated by the Company (the "acid plant"). The letter requested that the Company perform certain activities at the acid plant including providing the security, preventing discharges, removing certain specific residue and sludges from two storage vessels and the transfer line to the main Avtex facility and determining the extent of contamination at the site, if any. In April 1991, the Company submitted a draft work plan with respect to the acid plant including each of the activities requested by the EPA discussed above. The Company has provided for the estimated costs of $1,600 for these activities in its accrual for environmental liabilities. The EPA has not yet responded to this work plan, nor has it requested that an initial investigation and feasibility study for the acid plant be performed. As a result, the extent of remediation required, if any, is unknown. The Company believes that the acid plant is separate and divisible from the main Avtex Site and, as a result, is not subject to any liability for costs related thereto. The Company will continue to vigorously assert this position with the EPA. There has been very limited contact by the EPA with the Company over the past three years, as it appears that the EPA is focused on remediation activities at the main Avtex Site.

        In addition to the matters discussed above, the Company is involved in other claims, litigation, administrative proceedings and investigations and remediation relative to environmental matters. Although the amount of any ultimate liability which could arise with respect to these matters cannot be accurately predicted, it is the opinion of management, based upon currently available information and the accruals established, that any such liability will have no material adverse effect on the Company's financial condition.

NOTE 7 - RELATED PARTY TRANSACTIONS

TRANSITION AGREEMENT

        The Company is party to an agreement (the "Company Transition Agreement") providing for, among other things, the provision of certain services to New Hampshire Oak by the Company, the allocation between the Company and New Hampshire Oak of certain ongoing liabilities incurred when the Company was acquired by New Hampshire Oak and other matters governing the relationship between the Company and New Hampshire Oak.

TAX SHARING AGREEMENT

        Under the terms of the Tax Sharing Agreement between New Hampshire Oak, GCG and General Chemical, General Chemical will be responsible for its own U.S. federal income tax liabilities for all periods beginning after May 26, 1986. For this purpose, General Chemical will generally be required, during the period that it is a consolidated subsidiary of New Hampshire Oak for federal income tax purposes, to pay GCG the amount of federal tax, if any, it would have incurred if it filed a separate consolidated federal income tax return with its subsidiaries for such periods. The Company is generally responsible for all of its own foreign, state and local income tax liabilities for all periods.

                          GENERAL CHEMICAL CORPORATION
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

MANAGEMENT AGREEMENT

        The Company is party to the Management Agreement with New Hampshire Oak. Pursuant to the Agreement, the Company was charged $2,906, $2,959 and $3,039 for the years ended December 31, 1994, 1995 and 1996, respectively for general corporate supervisory services, strategic guidance and payments to Company management personnel in connection with incentive compensation programs. The Management Agreement expires in 1997 subject to extension.

NOTE 8 - PHANTOM EQUITY PLAN

        Key employees of General Chemical participated in a phantom equity program (the "Plan") established by the Company. Each equity unit provided a participant with the opportunity to receive payments, based upon the appreciation in the value of the Company over a value established in the Plan, in the event of a sale, merger or public offering involving the Company.

       During the second quarter of 1996, participants in the Plan received rights in a Restricted Unit Plan adopted by The General Chemical Group Inc. replacing their rights earned beginning in 1989 under the Plan; the Plan was then terminated. The Restricted Unit Plan authorizes the issuance of 850,000 units, with each unit representing one share of Common Stock of the General Chemical Group to be issued to the participant upon the occurrence of certain conditions. All awards are subject to a five year vesting schedule under which a portion of each participant's award vests annually. Accordingly, during the second quarter of 1996 the Company recorded an $8,309 charge related to the Restricted Unit Plan for amounts earned pursuant to the terms of the Plan since 1989. The offsetting credit has been recorded as a capital contribution.

NOTE 9 - GEOGRAPHIC INFORMATION

        Geographic area information is summarized as follows:


                                              UNITED STATES(1)  FOREIGN(2)  ELIMINATIONS(3)  TOTAL
Net revenues:
        1994...................................  $361,693        $118,920       $(39,297)    $441,316
        1995...................................   372,706         122,659        (39,135)     456,230
        1996...................................   428,990         128,345        (48,715)     508,620

Income before extraordinary item:
        1994...................................  $ 12,980        $ 11,241       $    --      $ 24,221
        1995...................................       520          15,509            --        16,029
        1996...................................    26,790          11,943            --        38,733

Assets:
        1994...................................  $261,284        $ 94,898       $    --      $356,182
        1995...................................   255,247         100,088            --       355,335
        1996...................................   307,992         100,785            --       408,777
-----------------------------
(1)  Includes export sales amounting to $45,683, $57,669 and $71,413 for 1994, 1995 and 1996, respectively.
(2)  Principally of General Chemical Canada Holding Inc.
(3)  Sales between geographic areas are recorded at prices comparable to market prices charged to third party customers and are eliminated in consolidation.

                          GENERAL CHEMICAL CORPORATION
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

NOTE 10 - ADDITIONAL FINANCIAL INFORMATION

        The following are summaries of selected balance sheet items:

RECEIVABLES

                                                                        DECEMBER 31,
                                                                  ----------------------
                                                                  1995             1996
                                                                  ----             ----
               Trade.......................................    $ 78,497         $ 88,917
               Other.......................................       2,957            3,048
               Allowance for doubtful accounts.............      (5,014)          (4,677)
                                                               ---------        --------
                                                               $ 76,440         $ 87,288
                                                               ========         ========

INVENTORIES



                                                                        DECEMBER 31,
                                                                  ---------------------
                                                                  1995             1996
                                                                  ----             ----
               Raw materials...............................    $  9,053         $  9,567
               Work in process.............................       2,668            2,326
               Finished products...........................      15,927           14,506
               Supplies ...................................       7,779            8,045
                                                               --------         --------
                                                               $ 35,427         $ 34,444
                                                               ========         ========

        Inventories valued at LIFO amounted to $17,019 and $15,328, at December 31, 1995 and 1996, respectively, which was below estimated replacement cost by $2,557 and $2,823. The impact of LIFO liquidations in 1994, 1995 and 1996 was not significant.

                                                                       DECEMBER 31,
                                                                  -----------------------
                                                                  1995             1996
                                                                  ----             ----
PROPERTY, PLANT AND EQUIPMENT
               Land and improvements........................   $  22,298        $  26,367
               Machinery and equipment......................     250,336          288,636
               Buildings and leasehold improvements.........      25,262           26,497
               Construction in progress.....................      12,975           17,140
               Mines and quarries...........................      12,964           13,539
                                                               ---------        ---------
                                                                 323,835          372,179
               Less accumulated depreciation and
                amortization................................    (136,418)        (159,436)
                                                               ----------       ---------
                                                               $ 187,417        $ 212,743
                                                               ==========       =========
ACCRUED LIABILITIES

               Wages, salaries and benefits.................   $ 21,355         $  19,848
               Richmond incident............................     10,823               --
               Interest.....................................      6,092             5,752
               Taxes other than income taxes................     10,307            12,713
               Other........................................     22,703            21,587
                                                               --------         ---------
                                                               $ 71,280         $  59,900
                                                               ========         =========

                          GENERAL CHEMICAL CORPORATION
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

NOTE 11 - LONG-TERM DEBT

        Long-term debt consists of the following at December 31,

                                                          MATURITIES      1995         1996
                                                          ----------      ----         ----
   Bank Term Loan - floating rate.......................   1996-2001   $ 100,000   $  82,609
   Senior Subordinated Notes - 9.25%....................     2003        100,000     100,000
   Canada Senior Notes - 9.09%..........................     1999         52,000      52,000
   $130,000 U.S. Revolving Credit Facility - floating rate   1999         21,000        --
                                                                          ------   ---------
   Total Debt...........................................                 273,000     234,609
   Less:  Current Portion...............................                  17,392      17,392
                                                                       ---------   ---------
   Net Long-Term Debt...................................               $ 255,608   $ 217,217
                                                                       =========   =========

        Aggregate maturities of long-term debt for each of the years in the five year period ending December 31, 2001 are $17,392, $17,392, $69,392, $17,392 and
$13,041, respectively.

       The U.S. Revolving Credit Facility allows General Chemical to borrow up to $130,000, including letters of credit of up to $30,000 through March 31, 1999. The unused letter of credit balance was $21,066 and $21,033 at December 31, 1995 and 1996, respectively. This facility bears interest at a rate equal to a spread over a reference rate chosen by the Company from various options. The rate in effect at December 31, 1995 was 6.8 percent. At December 31, 1996 there were no outstanding borrowings under this facility.

        General Chemical Canada Limited has a $15,000 (Canadian Dollar) Revolving Credit Facility maturing June 22, 1998, subject to one-year extensions at the lender's discretion. This facility bears interest at a rate equal to a spread over a reference rate chosen by General Chemical Canada Limited from various options. At December 31, 1995 and 1996, there were no outstanding borrowings under this facility.

        Commitment fees paid for all facilities were $354, $350 and $414 for 1994, 1995 and 1996, respectively.

        The Bank Term Loan bears interest at a rate equal to a spread over a reference rate chosen by the Company from various options. The rate in effect at December 31, 1995 and 1996 including effects of interest rate swap agreements (see Note 12) was 7.4 percent.

        The U.S. Revolving Credit Facility and the Bank Term Loan are secured by
(1) substantially all of the assets of General Chemical, (2) 65 percent of the capital stock of General Chemical Canada Holding Inc., (3) General Chemical's 51 percent general partnership interest in GCSAP, and (4) all of the stock of the other direct and indirect subsidiaries of General Chemical.

        While the U.S. and Canadian Revolving Credit Facilities, Bank Term Loan and the Canadian Senior Notes are outstanding, the Company must meet specific financial tests, on an ongoing basis, which are customary for these types of facilities.

        During 1994, the Company recorded an extraordinary loss of $8,203 (net of a tax benefit of $5,367) related to the retirement of certain indebtedness.

                          GENERAL CHEMICAL CORPORATION
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)
                             (DOLLARS IN THOUSANDS)

        General Chemical has covenanted in the indentures and agreements related to the Senior Subordinated Notes, the Bank Term Loan and the U.S. Revolving Credit Facility that it will not declare or pay any cash dividends unless at the time certain conditions are met, including that no event of default shall have occurred and be continuing, that a certain minimum fixed charge ratio shall have been met and that the aggregate amount of all restricted payments under such indentures and agreements not exceed a maximum amount determined on the basis of certain formulas. At December 31, 1996, the Company had available approximately $51,000 for dividend payments in accordance with these covenants.

NOTE 12 - FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

        The Company periodically enters into interest rate swap agreements to effectively convert all or a portion of its floating-rate debt to fixed-rate debt in order to reduce the Company's risk to movements in interest rates. Such agreements involve the exchange of fixed and floating interest rate payments over the life of the agreement without the exchange of the underlying principal amounts. Accordingly, the impact of fluctuations in interest rates on these interest rate swap agreements is fully offset by the opposite impact on the related debt. Swap agreements are only entered into with strong creditworthy counterparties. The swap agreements in effect were as follows:


                                      NOTIONAL                       INTEREST RATE
                DECEMBER 31,           AMOUNT      MATURITIES     RECEIVE(1)      PAY(2)
                ------------           ------      ----------     ----------      -----
                  1995.............   $ 75,000      1998-1999        5.9%          6.8%
                  1996.............   $ 75,000      1998-1999        5.5%          6.8%

(1)     Three-month LIBOR.
(2)     Represents the weighted average rate.

        In addition to the swap agreements described above, the Company has entered into a forward swap agreement, which will begin in 1998 and mature in 2002, which has a notional amount of $30,000 and a fixed payment rate of 6.6 percent.

Fair Value of Financial Instruments

        The estimated fair values of the Company's financial instruments are as follows:

                                             DECEMBER 31, 1995            DECEMBER 31, 1996
                                          -----------------------      -----------------------
                                          CARRYING      FAIR           CARRYING      FAIR
                                           AMOUNT       VALUE           AMOUNT       VALUE
                                          --------      -----          --------      -----
    Long-term debt....................  $ 273,000  $   277,000       $ 234,609    $ 238,967
    Unrealized loss on interest rate
     swap agreements..................  $    --    $    (3,600)       $   --       $ (1,200)


        The fair values of cash and cash  equivalents,  receivables and payables
approximate   their  carrying  values  due  to  the  short-term  nature  of  the instruments.

        The fair value of the Company's long-term debt was based on quoted market prices for publicly traded notes and discounted cash flow analyses on its nontraded debt. The fair value of the Company's interest rate swap agreements is the estimated amount the Company would have to pay or receive to terminate the swap agreements based upon quoted market prices as provided by financial institutions which are counterparties to the swap agreements.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE WITH ACCOUNTANTS

       Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 EXHIBIT
 NUMBER                              DESCRIPTION OF INDEX

*        3(a)- Certificate  of  Incorporation  of the Company

*        3(b)- By-laws of the  Company

'D'      4(a)- Indenture, dated as of August 15,  1993, between  the Company and
               Continental Bank, National Association,  as trustee, with respect to the Senior Subordinated Notes

'D''D'   4(b)- Note  Agreement,  dated  as of  April 1,  1992,  among GC  Canada
               Limited ("GC Canada") and certain note  purchasers,  with respect to $52 million of 9.09% Senior Notes due 1999

'D'      4(c)- Credit  Agreement,  dated as of June 22, 1992,  between GC Canada and The  Toronto-  Dominion  Bank,  with respect to a $15 million revolving credit facility (the "GC Revolver")

'D''D'   4(d)- First Amendment to the GC Revolver

'D''D'   4(e)- Amended and Restated Credit Agreement and Revolving Credit Notes,
               dated as of September 15, 1993,  between the Company and Chemical
               Bank, as Administrative  Agent and NationsBank of North Carolina,
               National Association,  as Co-Agent,  with respect to $130 million revolving credit facility (the "Chemical Revolver")

'D''D'   4(f)- First  Amendment to Chemical  Revolver,  dated as of December 11,
               1995

'D''D'   4(g)- Term  Loan  Agreement  dated as of August  4,  1994  between  the
               Company and Chemical Bank, As Administrative  Agent,  NationsBank
               of North Carolina,  and National Association,  as Co-Agent,  with respect to a $100 million term loan (the "Term Loan")

*       10(a)- Transition Agreement  dated as of November  1, 1989,  between the
               Company and New Hampshire Oak, Inc.

'D'     10(b)- Amendment  to  the  Transition  Agreement  dated  as of  July  1,
               1991

'D'     10(c)- Amendment to the Transition Agreement dated as of January 1, 1992



*       10(d)- Tax Sharing  Agreement,  dated as of September 30, 1989,  between the Company and New Hampshire Oak, Inc.

*       10(e)- Management  Agreement, dated  as of November 1, 1989, between the
               Company and New Hampshire Oak, Inc.

'D''D'  10(f)- Settlement  Agreement relating to July 26, 1993 Richmond incident litigation.

*       10(g)- The Company's Equity Program

*       10(h)- The Company's Salaried Employees' Pension Plan.

*       10(i)- New Hampshire Oak, Inc. Savings and Profit Sharing Plan

'D'     10(j)- Second  Amended and  Restated  Partnership  Agreement  of General
               Chemical  (Soda Ash)  Partners  ("GCSAP"),  dated June 30,  1992, among the Company,  The Andover  Group,  Inc., and TOSOH Wyoming,
               Inc.

'D'     10(k)- Amended and Restated  Parent  Guaranty  and  Transfer  Agreement,
               dated  June  30,  1992,   among  New  Hampshire  Oak,  Inc.,  ACI
               International Limited and TOSOH America, Inc.

'D'     10(l)- Amended and Restated Services Agreement,  dated June 30, 1992, by and between the Company and GCSAP.

'D'     10(m)- Employee Transfer Agreement,  dated June 30, 1992, by and between the Company and GCSAP.

'D'     10(n)- Guaranty dated as of June 30, 1992, from New Hampshire Oak, Inc., for the benefit of GCSAP.

*       10(o)- First  Amendment  General  Chemical  Corporation  Equity  Program
               effective October 1, 1993

'D''D'  10(p)- The  General  Chemical  Group Inc.  Dividend  Award  Program,  as
               amended October 15, 1995, effective October 1, 1993

        27-    Financial Data Schedule

*       Incorporated  by  reference  to the  relevant  exhibit to the  Company's
        Registration Statement filed with the Securities and Exchange Commission
        (the "SEC") on August 23, 1989, File No. 33-30664.

'D'     Incorporated  by  reference  to the  relevant  exhibit to the  Company's
        Registration Statement  filed with the SEC on August  11,  1993 File No.
        33-64824.

'D''D'  Incorporated  by  reference  to the  relevant  exhibit  to  The  General
        Chemical Group Inc.'s  Registration  Statement filed with the SEC on May
        3, 1996, File No. 33-83766.


FINANCIAL STATEMENTS

       See Item 8, begining on page 11.

FINANCIAL STATEMENT SCHEDULES

        See Index to Financial Statement Schedules on page 34.

REPORTS ON FORM 8-K

        No report on Form 8-K has been filed by the Company during the last quarter of the period covered by this report.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Parsippany, State of New Jersey on the 26th of March 1997.

                                              GENERAL CHEMICAL CORPORATION

                                              By /s/ RICHARD R. RUSSELL
                                                 -------------------------------
                                                       RICHARD R. RUSSELL
                                                           PRESIDENT
                                                         March 25, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


      NAME                               TITLE                           DATE
      ----                               -----                           ----
/s/ RICHARD R. RUSSELL              President (Principal Executive
--------------------------           Officer) and Director                 March 25, 1997
RICHARD R. RUSSELL

/s/ RALPH M. PASSINO                 Chief Financial Officer,
--------------------------           Vice President of Administration
RALPH M. PASSINO                     (Principal Financial Officer)
                                     and Director                          March 25, 1997

/s/ KEVIN J. O'CONNOR               Controller (Principal Accounting
--------------------------           Officer)                              March 25, 1997
KEVIN J. O'CONNOR


                                 GENERAL CHEMICAL CORPORATION
                            INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                                                         PAGE
                                                                                         ----
   Schedule II - Valuation and Qualifying Accounts....................................... 35

       Schedules required by Article 12 of Regulation S-X, other than those listed above, are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.

                                                                     SCHEDULE II

                          GENERAL CHEMICAL CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                                 TRANSLATION
                                       BALANCE AT    ADDITIONS     DEDUCTIONS     ADJUSTMENT    BALANCE AT
                                        BEGINNING    CHARGED TO      FROM           DURING        END OF
                                        OF PERIOD      INCOME       RESERVES        PERIOD        PERIOD
                                       -----------   ----------    ----------    -----------   -----------
Year ended December 31, 1994:
  Allowance for doubtful accounts.....    $5,242        $ 51         $ (56)         $(45)       $5,192

Year ended December 31, 1995:
  Allowance for doubtful accounts.....    $5,192        $193         $(351)         $(20)       $5,014

Year ended December 31, 1996:
  Allowance for doubtful accounts.....    $5,014        $119         $(456)        $  --        $4,677

                                     PART IV
                                  EXHIBIT INDEX

 EXHIBIT
 NUMBER                              DESCRIPTION OF INDEX                                 PAGE
-------                              --------------------                                 ----
*        3(a)- Certificate of Incorporation of the Company                                  --

*        3(b)- By-laws of the Company                                                       --

'D'      4(a)- Indenture,  dated as of August 15, 1993,  between the Company and
               Continental Bank, National Association,  as trustee, with respect
               to the Senior Subordinated Notes                                             --

'D''D'   4(b)- Note  Agreement,  dated  as of  April 1,  1992,  among GC  Canada
               Limited ("GC Canada") and certain note  purchasers,  with respect
               to $52 million of 9.09% Senior Notes due 1999.                               --

'D'      4(c)- Credit  Agreement,  dated as of June 22, 1992,  between GC Canada and The  Toronto-  Dominion  Bank,  with respect to a $15 million
               revolving credit facility (the "GC Revolver").                               --

'D''D'   4(d)- First Amendment to the GC Revolver.                                          --

'D''D'   4(e)- Amended and Restated Credit  Agreement and Revolving Credit Notes
               dated as of  September  15, 1993 between the Company and Chemical
               Bank, as Administrative  Agent and NationsBank of North Carolina,
               National Association,  as Co-Agent,  with respect to $130 million
               revolving credit facility (the "Chemical Revolver").                         --

'D''D'   4(f)- First  Amendment to Chemical  Revolver,  dated as of December 31,
               1995                                                                         --

'D''D'   4(g)- Term  Loan  Agreement  dated as of August  4,  1994  between  the
               Company and Chemical Bank, As Administrative  Agent,  NationsBank
               of North Carolina,  and National Association,  as Co-Agent,  with
               respect to a $100 million term loan (the "Term Loan").                       --

*       10(a)- Transition  Agreement  dated as of November 1, 1989,  between the
               Company and New Hampshire Oak, Inc.                                          --

'D'     10(b)- Amendment to the Transition Agreement dated as of July 1, 1991.              --

'D'     10(c)- Amendment to the Transition Agreement dated as of January 1, 1992.           --



*       10(d)- Tax Sharing  Agreement,  dated as of September 30, 1989,  between
               the Company and New Hampshire Oak, Inc                                      --

*       10(e)- Management  Agreement,  dated as of November 1, 1989, between the
               Company and New Hampshire Oak, Inc                                          --

'D''D'  10(f)- Settlement  Agreement relating to July 26, 1993 Richmond incident
               litigation.                                                                 --

*       10(g)- The Company's Equity Program                                                --

*       10(h)- The Company's Salaried Employees' Pension Plan                              --

*       10(i)- New Hampshire Oak, Inc. Savings and Profit Sharing Plan                     --

'D'     10(j)- Second  Amended and  Restated  Partnership  Agreement  of General
               Chemical  (Soda Ash)  Partners  ("GCSAP"),  dated June 30,  1992, among the Company,  The Andover  Group,  Inc., and TOSOH Wyoming,
               Inc.                                                                        --

'D'     10(k)- Amended and Restated Parent Guaranty and Transfer Agreement dated
               June 30, 1992,  among New Hampshire Oak, Inc., ACI  International
               Limited and TOSOH America, Inc                                              --

'D'     10(l)- Amended and Restated  Services  Agreement dated June 30, 1992, by
               and between the Company and GCSAP                                           --

'D'     10(m)- Employee  Transfer  Agreement dated June 30, 1992, by and between
               the Company and GCSAP                                                       --

'D'     10(n)- Guaranty dated as of June 30, 1992, from New Hampshire Oak, Inc.,
               for the benefit of GCSAP                                                    --

*       10(o)- First  Amendment  General  Chemical  Corporation  Equity  Program
               effective October 1, 1993                                                   --

'D''D'  10(p)- The  General  Chemical  Group Inc.  Dividend  Award  Program,  as
               amended October 15, 1995, effective October 1, 1993                         --

        27   - Financial Data Schedule                                                     --

*       Incorporated  by  reference  to the  relevant  exhibit to the  Company's
        Registration Statement filed with the Securities and Exchange Commission
        (the "SEC") on August 23, 1989, File No. 33-30664.

'D'     Incorporated  by  reference  to the  relevant  exhibit to the  Company's
        Registration  Statement  filed with the SEC on August 11,  1993 File No.
        33-64824.

'D''D'  Incorporated  by  reference  to the  relevant  exhibit  to  The  General
        Chemical Group Inc.'s  Registration  Statement filed with the SEC on May
        3, 1996, File No. 33-83766.


                 STATEMENT OF DIFFERENCES

The dagger symbol shall be expressed as ................   'D'