Form 10-Q
period 1997-03-31
GENERAL CHEMICAL CORP /DE/
filed 1997-05-14
CIK 854599

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
      X             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
-----------           OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                       OR
-----------     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from -------- to --------
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

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I
     (1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE
                           REDUCED DISCLOSURE FORMAT.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                        YES  X      NO
                                                              ---        ---

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          GENERAL CHEMICAL CORPORATION

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.     FINANCIAL INFORMATION:

    Item 1. Financial Statements

       Consolidated Statements of Operations - Three Months
        Ended March 31, 1996 and 1997 ..................................   1

       Consolidated Balance Sheets - December 31, 1996 and
        March 31, 1997 .................................................   2

       Consolidated Statements of Cash Flows - Three Months
        Ended March 31, 1996 and 1997 ..................................   3

       Notes to the Consolidated Financial Statements ..................  4-6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations .......................  7-8

PART II. OTHER INFORMATION:

    Item 1.  Legal Proceedings .........................................   9

    Item 6.  Exhibits and Reports on Form 8-K ..........................  10

             SIGNATURES ................................................  11

             EXHIBIT INDEX .............................................  12

             EXHIBIT ...................................................  13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          GENERAL CHEMICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                ----------------------
                                                                1996             1997
                                                                ----             ----
Net revenues..............................................  $  117,395       $  115,736
Cost of sales.............................................      83,525           82,612
Selling, general and administrative expense...............       9,491           10,440
                                                            ----------      -----------
Operating profit..........................................      24,379           22,684
Interest expense..........................................       6,079            5,233
Interest income...........................................         279              464
Foreign currency transaction (gains) losses...............         (51)             546
Other (income) expense, net...............................        (108)            (509)
                                                            ----------      -----------
Income before income taxes and minority interest .........      18,738           17,878
Minority interest.........................................       6,458            6,220
                                                            ----------      -----------
Income before income taxes ...............................      12,280           11,658
Income tax provision......................................       4,811            4,535
                                                            ----------       -----------
           Net income ....................................  $    7,469       $    7,123
                                                            ==========       ===========


        See the accompanying notes to consolidated financial statements.

                          GENERAL CHEMICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                    DECEMBER 31,      MARCH 31,
                                                                                    ------------      ---------
                                                                                        1996            1997
                                                                                        ----            ----
                                                                                                     (UNAUDITED)
Current Assets:
   Cash and cash equivalents...................................................    $    32,742      $    41,681
   Receivables, net............................................................         87,288           88,683
   Inventories    .............................................................         34,444           32,927
   Deferred income taxes.......................................................          9,323            9,662
   Other current assets........................................................          1,318            2,675
                                                                                   -----------      -----------
     Total current assets......................................................        165,115          175,628
Property, plant and equipment, net.............................................        212,743          210,401
Other assets      .............................................................         30,919           30,476
                                                                                   -----------      -----------
     Total assets..............................................................    $   408,777      $   416,505
                                                                                   ===========      ===========

                                         LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities:
     Accounts payable..........................................................    $    46,208      $    43,033
     Accrued liabilities.......................................................         59,900           59,014
     Income taxes payable......................................................          3,033            5,630
     Current portion of long-term debt.........................................         17,392           17,392
                                                                                   -----------      -----------
         Total current liabilities.............................................        126,533          125,069
Long-term debt.................................................................        217,217          212,869
Other liabilities..............................................................        167,591          168,507
                                                                                   -----------      -----------
         Total liabilities.....................................................        511,341          506,445
                                                                                   -----------      -----------
Minority interest..............................................................         38,572           43,844
                                                                                   -----------      -----------
Equity (deficit)
         Common stock, $.01 par value
         authorized:  1,000 shares
         issued and outstanding:  100 shares...................................            --               --
     Capital deficit...........................................................       (187,652)        (187,359)
     Foreign currency translation adjustments..................................         (1,435)          (1,499)
     Retained earnings ........................................................         47,951           55,074
                                                                                   -----------      -----------
         Total equity (deficit)................................................       (141,136)        (133,784)
                                                                                   -----------      -----------
         Total liabilities and equity (deficit)................................    $   408,777      $   416,505
                                                                                   ===========      ===========





      See the accompanying notes to the consolidated financial statements.

                          GENERAL CHEMICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                       ------------------------
                                                                                       1996               1997
                                                                                       ----               ----
Cash flows from operating activities:
   Net income ................................................................       $   7,469        $    7,123
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization.............................................          6,545             6,954
     Net loss on disposition of long-term assets...............................             85               188
     Unrealized exchange loss..................................................             67               740
     Restricted unit plan costs................................................            --                293
     (Increase) in receivables.................................................         (9,485)           (1,632)
     (Increase) decrease in inventories........................................           (274)            1,363
     (Increase) in other assets................................................           (290)           (1,692)
     (Decrease) in accounts payable............................................         (1,690)           (3,113)
     Increase (decrease) in accrued liabilities................................            445              (821)
     Increase in income taxes payable..........................................          2,235             2,558
     Increase (decrease) in other liabilities..................................           (325)            1,256
     Increase in minority interest.............................................          5,356             5,272
                                                                                     ---------        ----------
        Net cash provided by operating activities..............................         10,138            18,489
                                                                                     ---------        ----------
Cash flows from investing activities:
      Capital expenditures.....................................................         (8,121)           (5,171)
                                                                                     ---------        ----------
        Net cash used for investing activities................................          (8,121)           (5,171)
                                                                                     ---------        ----------
Cash flows from financing activities:
      Proceeds from long-term debt.............................................          5,000               --
      Repayment of long-term debt..............................................         (4,348)           (4,348)
                                                                                     ---------        ----------
        Net cash provided by (used for) financing activities...................            652            (4,348)
                                                                                     ---------        ----------
Effect of exchange rate changes on cash........................................            (49)              (31)
                                                                                     ---------        ----------
Increase in cash and cash equivalents.........................................           2,620             8,939
Cash and cash equivalents at beginning of period...............................         13,279            32,742
                                                                                     ---------        ----------
Cash and cash equivalents at end of period.....................................      $  15,899        $   41,681
                                                                                     =========        ==========

Supplemental information:
      Cash paid for income taxes...............................................      $   2,250        $    2,543
                                                                                     =========        ==========
      Cash paid for interest...................................................      $   6,942        $    6,134
                                                                                     =========        ==========




      See the accompanying notes to the consolidated financial statements.

                          GENERAL CHEMICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE QUARTER ENDED MARCH 31, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements have been prepared by General Chemical Corporation ("General Chemical" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. General Chemical's financial statements should be read in conjunction with the financial statements and the notes thereto included in General Chemical's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - RELATED PARTY TRANSACTIONS

Management Agreement

         The Company is party to the Management Agreement with New Hampshire Oak. Pursuant to the Agreement, the Company was charged $760 and $789 for the three months ended March 31, 1996 and 1997, respectively, for general corporate supervisory services and strategic guidance. The Management Agreement expires during 1997, subject to extension.

NOTE 3 - ADDITIONAL FINANCIAL INFORMATION

         The components of inventories were as follows:

                                                   DECEMBER 31,      MARCH 31,
                                                   ------------      ---------
                                                       1996            1997
                                                       ----            ----
             Raw materials.......................   $   9,567       $   8,518
             Work in process.....................       2,326           2,838
             Finished products...................      14,506          13,364
             Supplies ...........................       8,045           8,207
                                                    ---------       ---------
                                                    $  34,444       $  32,927
                                                    =========       =========

NOTE 4 - LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                           DECEMBER 31,       MARCH 31,
                                                                           ------------       ---------
                                                              MATURITIES         1996           1997
                                                              ----------         ----           ----
             Bank Term Loan - floating rate...............     1997-2001         $ 82,609      $  78,261
             Senior Subordinated Notes - 9.25%............       2003             100,000        100,000
             Canada Senior Notes - 9.09%..................       1999              52,000         52,000
                                                                                 --------      ---------
             Total Debt...................................                        234,609        230,261
             Less:  Current Portion.......................                         17,392         17,392
                                                                                 --------      ---------
             Net Long-Term Debt...........................                       $217,217      $ 212,869
                                                                                 ========      =========

                          GENERAL CHEMICAL CORPORATION
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      FOR THE QUARTER ENDED MARCH 31, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

         Aggregate maturities of long-term debt at December 31, 1996 for each of the years in the five year period ending December 31, 2001 are $17,392, $17,392, $69,392, $17,392 and $13,041, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

         Richmond Works July 26, 1993 Incident. On July 26, 1993 a pressure relief device on a railroad tank car containing oleum that was being unloaded at the Company's Richmond, California, facility ruptured during the unloading process, causing the release of a significant amount of sulfur trioxide. Approximately 150 lawsuits seeking substantial amounts of damages were filed against the Company on behalf of in excess of 60,000 claimants in municipal and superior courts of California (Contra Costa and San Francisco Counties) and in federal court (United States District Court for the Northern District of California). All state court cases were coordinated before a coordination trial judge (In Re GCC Richmond Works Cases, JCCP No. 2906) and the federal court cases were stayed until completion of the state court cases.

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

                          GENERAL CHEMICAL CORPORATION
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)

                      FOR THE QUARTER ENDED MARCH 31, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

         On March 11, 1997, the coordination judge dismissed the claims of 1,269 of the approximately 2,750 opt-out claimants, primarily on the grounds that they had failed to comply with previous pre-trial orders. On April 18, 1997, the California Court of Appeals denied a petition for review of the dismissals filed by attorneys for the dismissed opt-out claimants, thereby electing not to review the decision. The same attorneys have recently filed a petition with the California Supreme Court for review of the California Court of Appeals' denial of their prior petition.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

March 31, 1997 Compared with December 31, 1996

Financial Condition

          Cash and cash equivalents were $41.7 million at March 31, 1997 as compared with $32.7 million at December 31, 1996. During the first three months of 1997 the Company generated cash flow from operating activities of $18.5 million, and used cash of $5.2 million for capital expenditures and used cash of $4.3 million for payment of long-term debt.

          The Company had working capital of $50.6 million at March 31, 1997 as compared with $38.6 million at December 31, 1996. This increase in working capital reflects higher cash and accounts receivable balances, coupled with lower accounts payable and accrued liabilities partially offset by lower inventory and higher income taxes payable. These changes arose in the normal course of business.

Three Months Ended March 31, 1997, Compared with Three Months Ended
March 31, 1996

Results of Operations

          The following table sets forth the results of operations and percentage of net revenues represented by the components of operating income and expense for the three months ended March 31, 1996 and 1997 (dollars in millions).

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                  --------------------------------------
                                                                        1996                    1997
                                                                  ---------------            -----------
   Net revenues...............................................     $117.4     100%          $115.7   100%
   Cost of sales..............................................       83.5      71             82.6    71
                                                                   ------     ---           ------   ---
   Gross profit...............................................       33.9      29             33.1    29
   Selling, general and administrative expense................        9.5       8             10.4     9
                                                                   ------     ---           ------  ----
   Operating profit...........................................     $ 24.4      21%          $ 22.7    20%
                                                                   ======     ===           ======   ===

         Net revenues for the three months ended March 31, 1997 were $115.7 million or one percent lower than the prior year level due primarily to weaker pricing of soda ash and lower calcium chloride volumes caused by the mild winter weather in the northeastern United States, partially offset by volume improvements across the majority of all other product lines.

         Gross profit for the first three months of 1997 was $33.1 million compared with $33.9 million for the comparable period in 1996. Gross profit as a percentage of net revenues was 29 percent for the first three months of 1996 and 1997.

         Selling, general and administrative expense was 9 percent of net revenues for the first three months of 1997, versus 8 percent for the first three months of 1996, primarily due to charges for the restricted unit plan and cost increases due to inflation.

         Interest expense for the first three months of 1997 was $5.2 million which was $.8 million lower than the first three months of 1996 due to lower outstanding debt balances.

         Interest income for the first three months of 1997 was $.5 million which was $.2 million higher than the first three months of 1996 due to higher cash balances.

         The foreign currency transaction loss for the first three months of 1997 was $.5 million versus a gain of $(.1) million for the first three months of 1996. This is principally due to the impact of exchange rate fluctuations on a $52 million U.S.-denominated loan of the Company's Canadian subsidiary. The impact of foreign currency transaction (gains) losses on this loan is noncash.

        Minority interest for the first three months of 1997 was $6.2 million which approximated the 1996 amount.

         Net income for the first three months of 1997 was $7.1 million compared with $7.5 million for the same period in 1996, due to the foregoing.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The following developments have occurred with respect to this matter since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1996:

         Richmond Works July 26, 1993 Incident. On March 11, 1997, the coordination judge dismissed the claims of 1,269 of the approximately 2,750 opt-out claimants, primarily on the grounds that they had failed to comply with previous pre-trial orders. On April 18, 1997, the California Court of Appeals denied a petition for review of the dismissals filed by attorneys for the dismissed opt-out claimants, thereby electing not to review the decision. The same attorneys have recently filed a petition with the California Supreme Court for review of the California Court of Appeals' denial of their prior petition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  (27)  Financial Data Schedule.

         b) No report on Form 8-K has been filed by the Company during the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GENERAL CHEMICAL CORPORATION
                                                 (Registrant)

Date    May 12, 1997                 /s/ Edward J. Waite, III
     ----------------                    --------------------
                                         EDWARD J. WAITE, III
                                         Vice President, General Counsel
                                         and Secretary (Authorized Officer)

Date    May 12, 1997                 /s/ Ralph M. Passino
     ----------------                    --------------------------------
                                         RALPH M. PASSINO
                                         Chief Financial Officer and Vice President
                                         of Administration (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER                DESCRIPTION                              PAGE
--------------                -----------                              ----
      27                      Financial Data Schedule                   13
                              (EDGAR Filings Only)