Form 10-Q
period 1997-06-30
GENERAL CHEMICAL CORP /DE/
filed 1997-07-30
CIK 854599

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

    X              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
---------            OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                       OR

---------       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______to ______
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
                           REDUCED DISCLOSURE FORMAT.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                            YES X     NO
                                                                 ---      ----

================================================================================

                          GENERAL CHEMICAL CORPORATION

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      INDEX

                                                                     Page No.
                                                                     --------
PART I. FINANCIAL INFORMATION:

    Item 1. Financial Statements

       Consolidated Statements of Operations - Three Months
        and Six Months Ended June 30, 1996 and 1997................       1

       Consolidated Balance Sheets - December 31, 1996 and
        June 30, 1997..............................................       2

       Consolidated Statements of Cash Flows - Six Months
        Ended June 30, 1996 and 1997...............................       3

       Notes to the Consolidated Financial Statements..............     4-6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................     7-8

PART II. OTHER INFORMATION:

    Item 1.  Legal Proceedings.....................................       9

    Item 6.  Exhibits and Reports on Form 8-K......................      10

            SIGNATURES.............................................      11

            EXHIBIT INDEX..........................................      12

            EXHIBIT................................................      13



                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                          GENERAL CHEMICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                        JUNE 30,                  JUNE 30,
                                                                -----------------------    ---------------------
                                                                  1996          1997         1996          1997
                                                                  ----          ----         ----          ----

Net revenues...............................................  $   133,061   $   131,107  $   250,456   $   246,843
Cost of sales..............................................       88,223        87,695      171,748       170,307
Selling, general and administrative expense................       18,117        10,380       27,608        20,820
                                                             -----------   -----------  -----------   -----------
Operating profit...........................................       26,721        33,032       51,100        55,716
Interest expense...........................................        6,042         5,071       12,121        10,304
Interest income............................................          279           326          558           790
Foreign currency transaction (gains) losses................          (88)          (32)        (139)          514
Other (income) expense, net................................          464           198          356          (311)
                                                             -----------   -----------  -----------   -----------
Income before income taxes and minority interest...........       20,582        28,121       39,320        45,999
Minority interest..........................................        8,311         6,122       14,769        12,342
                                                             -----------   -----------  -----------   -----------
Income before income taxes.................................       12,271        21,999       24,551        33,657
Income tax provision.......................................        4,581         8,582        9,392        13,117
                                                             -----------   -----------  -----------   -----------
         Net income........................................  $     7,690   $    13,417  $    15,159   $    20,540
                                                             ===========   ===========  ===========   ===========


        See the accompanying notes to consolidated financial statements.

                          GENERAL CHEMICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                            DECEMBER 31,        JUNE 30,
                                                                1996              1997
                                                                ----              ----
                                                                              (UNAUDITED)
Current Assets:

   Cash and cash equivalents...........................    $    32,742      $      8,335
   Receivables, net....................................         87,288           109,322
   Inventories    .....................................         34,444            32,561
   Deferred income taxes...............................          9,323             9,147
   Other current assets................................          1,318             3,741
                                                           -----------      ------------
     Total current assets..............................        165,115           163,106
Property, plant and equipment, net.....................        212,743           215,594
Other assets      .....................................         30,919            30,298
                                                           -----------      ------------
     Total assets......................................    $   408,777      $    408,998
                                                           ===========      ============


                        LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities:
     Accounts payable..................................    $    46,208      $    46,614
     Accrued liabilities...............................         59,900           59,487
     Income taxes payable..............................          3,033            6,445
     Current portion of long-term debt.................         17,392           17,392
                                                           -----------      -----------
         Total current liabilities.....................        126,533          129,938
Long-term debt.........................................        217,217          208,615
Other liabilities......................................        167,591          169,266
                                                           -----------      -----------
         Total liabilities.............................        511,341          507,819
                                                           -----------      -----------
Minority interest......................................         38,572           41,246
                                                           -----------      -----------
Equity (deficit).......................................
         Common stock, $.01 par value
         authorized:  1,000 shares
         issued and outstanding:  100 shares...........            --               --
     Capital deficit...................................       (187,652)        (187,080)
     Foreign currency translation adjustments..........         (1,435)          (1,478)
     Retained earnings ................................         47,951           48,491
                                                           -----------      -----------
         Total equity (deficit)........................       (141,136)        (140,067)
                                                           -----------      -----------
         Total liabilities and equity (deficit)........    $   408,777      $   408,998
                                                           ===========      ===========

      See the accompanying notes to the consolidated financial statements.

                          GENERAL CHEMICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                     -----------------------
                                                                     1996               1997
                                                                     ----               ----
Cash flows from operating activities:

   Net income ................................................   $   15,159         $   20,540
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization............................       13,175             14,066
     Net loss on disposition of long-term assets..............          540                374
     Unrealized exchange loss.................................           11                730
     Restricted unit plan costs ..............................        8,309                576
     (Increase) in receivables................................      (21,616)           (22,189)
     Decrease in inventories..................................          295              1,742
     (Increase) in other assets...............................       (3,460)            (2,172)
     Increase (decrease) in accounts payable..................          (81)               433
     (Decrease) in accrued liabilities........................       (8,986)              (356)
     Increase in income taxes payable.........................        2,398              3,374
     Increase in other liabilities............................          556              1,990
     Increase in minority interest............................        8,388              2,674
                                                                 ----------         ----------
        Net cash provided by operating activities.............       14,688             21,782
                                                                 ----------         ----------
Cash flows from investing activities:
   Capital expenditures.......................................      (20,908)           (17,452)
                                                                 ----------         ----------
        Net cash used for investing activities................      (20,908)           (17,452)
                                                                 ----------         ----------
Cash flows from financing activities:
   Proceeds from long-term debt...............................       20,000                --
   Repayment of long-term debt................................      (44,696)            (8,696)
   Capital contribution from parent...........................       35,600                --
   Dividends..................................................          --             (20,000)
                                                                 ----------         ----------
       Net cash provided by (used for) financing activities...       10,904            (28,696)
                                                                 ----------         ----------
Effect of exchange rate changes on cash.......................          (43)               (41)
                                                                 ----------         ----------
Increase (decrease) in cash and cash equivalents..............        4,641            (24,407)
Cash and cash equivalents at beginning of period..............       13,279             32,742
                                                                 ----------         ----------
Cash and cash equivalents at end of period....................   $   17,920         $    8,335
                                                                 ==========         ==========

Supplemental information:

   Cash paid for income taxes.................................   $    3,167         $    9,901
                                                                 ==========         ==========

   Cash paid for interest.....................................   $   11,390         $   10,053
                                                                 ==========         ==========



      See the accompanying notes to the consolidated financial statements.

                          GENERAL CHEMICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

     The accompanying unaudited consolidated financial statements have been prepared by General Chemical Corporation ("General Chemical" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. General Chemical's financial statements should be read in conjunction with the financial statements and the notes thereto included in General Chemical's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - RELATED PARTY TRANSACTIONS

Management Agreement

     The Company is party to the Management Agreement with New Hampshire Oak. Pursuant to the Agreement, the Company was charged $1,520 and $1,571 for the six months ended June 30, 1996 and 1997, respectively, for general corporate supervisory services and strategic guidance. The Management Agreement expires during 1998, subject to extension.

NOTE 3 - ADDITIONAL FINANCIAL INFORMATION

     The components of inventories were as follows:

                                                     DECEMBER 31,        JUNE 30,
                                                         1996              1997
                                                         ----              ----

             Raw materials........................... $   9,567         $   7,908
             Work in process.........................     2,326             3,048
             Finished products.......................    14,506            12,792
             Supplies ...............................     8,045             8,813
                                                      ---------         ---------
                                                      $  34,444         $  32,561
                                                      =========         =========


NOTE 4 - LONG-TERM DEBT

     Long-term debt consists of the following:


                                                                       DECEMBER 31,    JUNE 30,
                                                        MATURITIES         1996          1997
                                                        ----------         ----          ----
             Bank Term Loan - floating rate..........    1997-2001       $ 82,609      $ 73,913
             Senior Subordinated Notes - 9.25%.......      2003           100,000       100,000
             Canada Senior Notes - 9.09%.............      1999            52,000        52,094
                                                                         --------      --------
             Total Debt..............................                     234,609       226,007
             Less:  Current Portion..................                      17,392        17,392
                                                                         --------      --------
             Net Long-Term Debt......................                    $217,217      $208,615
                                                                         ========      ========

                          GENERAL CHEMICAL CORPORATION
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

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

     Notices of appeal of all or portions of the settlement approved by the court were filed by five law firms representing approximately 2,800 claimants, with approximately 2,600 of these claimants represented by the same law firm. Virtually all of these claimants have not specified the amount of their claims in court documents, although the Company believes that their alleged injuries are no different in nature or extent than those alleged by the settling claimants. On May 8, 1996, the California Court of Appeals dismissed each of the appeals that had been filed challenging the trial court's approval of the class action settlement. The Court of Appeals dismissed the appeal relating to the trial court's rulings on plaintiffs' attorney's fees on the ground that the appealing attorneys lacked standing to appeal. The Court of Appeals also dismissed each of the other pending appeals, ruling that the trial court's orders and rulings approving the settlement were not presently appealable, if at all, by the appealing claimants since they had all elected to opt out of the settlement. The appealing attorneys and some of the appealing claimants then filed a petition for review with the California Supreme Court which on August 15, 1996 elected not to review the Court of Appeals' decision.

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

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

filed by attorneys for the dismissed opt-out claimants, and on June 8, 1997, the California Supreme Court denied the same attorneys' petition for review of the California Court of Appeals' denial of their prior petition.

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

NOTE 6 - ACQUISITIONS

     On May 23, 1997, the Company entered into an agreement to acquire all of the outstanding stock of Peridot Holdings, Inc., a leading manufacturer and supplier of sulfuric acid and water treatment chemicals. This transaction closed on July 1, 1997. Funding for this transaction was provided with existing cash and borrowings on the Company's revolving credit facility. The Company will account for this acquisition using the purchase method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

June 30, 1997 Compared with December 31, 1996
---------------------------------------------

Financial Condition
-------------------

     Cash and cash equivalents were $8.3 million at June 30, 1997 as compared with $32.7 million at December 31, 1996. During the first six months of 1997 the Company generated cash flow from operating activities of $21.8 million, which was offset by $17.5 million used for capital expenditures, $8.7 million for the repayment of long-term debt and $20.0 million in dividend payments.

     The Company had working capital of $33.2 million at June 30, 1997 as compared with $38.6 million at December 31, 1996. This decrease in working capital reflects lower cash and inventory balances, coupled with higher income taxes payable partially offset by higher accounts receivable.

     On July 1, 1997, the previously-announced acquisition of Peridot Holdings, Inc. by the Company was closed. Funding for this transaction was provided with existing cash and borrowings on a revolving credit facility.

Six Months Ended June 30, 1997, Compared with Six Months Ended June 30, 1996
----------------------------------------------------------------------------

Results of Operations
---------------------

     The following table sets forth the results of operations and percentage of net revenues represented by the components of operating income and expense for the six months ended June 30, 1996 and 1997 (dollars in millions).

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                      ------------------------------------
                                                            1996                 1997
                                                      ---------------       --------------

   Net revenues...................................     $250.4   100%        $246.8     100%
   Cost of sales..................................      171.7    69          170.3      69
                                                       ------   ---          -----     ---
   Gross profit...................................       78.7    31           76.5      31
   Selling, general and administrative expense....       27.6    11           20.8       8
                                                       ------   ---         ------     ---
   Operating profit...............................     $ 51.1    20%        $ 55.7      23%
                                                       ======   ===         ======     ===

     Net revenues for the six months ended June 30, 1997 were $3.6 million or 1 percent lower than the prior year level due primarily to weaker pricing of soda ash.

     Gross profit for the first six months of 1997 was $76.5 million compared with $78.7 million for the comparable period in 1996 reflecting weaker pricing. Gross profit as a percentage of net revenues was 31 percent for the first six months of 1996 and 1997.

     Selling, general and administrative expense was 8 percent of net revenues for the first six months of 1997, versus 11 percent for the first six months of 1996. This decrease from prior year is primarily due to a one-time charge recorded in 1996 related to a restricted unit plan created by the Company's parent which satisfied the Company's liability under its former Phantom Equity Plan.

     Interest expense for the first six months of 1997 was $10.3 million which was $1.8 million lower than the first six months of 1996 due to lower outstanding debt balances.

     Interest income for the first six months of 1997 was $.8 million which was $.2 million higher than the first six months of 1996 due to higher cash balances during the early part of 1997.

     The foreign currency transaction loss for the first six months of 1997 was $.5 million versus a gain of $(.1) million for the first six months of 1996. This is principally due to the impact of exchange rate fluctuations on a U.S. dollar denominated loan of the Company's Canadian subsidiary. The impact of foreign currency transaction (gains) losses on this loan is noncash.

     Minority interest for the first six months of 1997 was $12.3 million which was $2.4 million lower than the first six months of 1996, due to lower earnings of General Chemical (Soda Ash) Partners.

     Net income for the first six months of 1997 was $20.5 million compared with $15.2 million for the same period in 1996, due to the foregoing.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The following developments have occurred with respect to this matter since the filing of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997:

     Richmond Works July 26, 1993 Incident. On March 11, 1997, the coordination judge dismissed the claims of 1,269 of the approximately 2,750 opt-out claimants, primarily on the grounds that they had failed to comply with previous pre-trial orders. On April 18, 1997, the California Court of Appeals denied a petition for review of the dismissals filed by attorneys for the dismissed opt-out claimants, and on June 8, 1997 the California Supreme Court denied the attorneys' petition for review of the California Court of Appeals' denial of their prior petition.

     On June 6, 1997, General Chemical Canada Ltd. ("GCCL"), a wholly owned subsidiary of the Company, received a summons issued by the Ministry of the Environment and Energy alleging that a release of ammoniated material into the Detroit River from GCCL's Amherstburg, Ontario facility on August 22, 1995, violated certain provisions of the Environmental Protection Act and Ontario Water Resources Act. The maximum statutory penalties for the offenses alleged are in excess of $100,000 and GCCL intends to defend itself vigorously in this matter.

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

                                                    GENERAL CHEMICAL CORPORATION
                                                            (Registrant)

Date July 28, 1997          /s/ Michael R. Herman
     -------------              -----------------
                                Michael R. Herman
                                Vice President and General Counsel

Date July 28, 1997          /s/ Ralph M. Passino
     -------------              ----------------
                                Ralcph M. Passino
                                Chief Financial Officer and Vice President
                                of Administration (Principal Financial Officer)

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT NUMBER                DESCRIPTION                                  PAGE
--------------                -----------                                  ----
     27                       Financial Data Schedule                       13
                              (EDGAR Filings Only)