Form 10-Q
period 1997-09-30
GENERAL CHEMICAL CORP /DE/
filed 1997-11-04
CIK 854599

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

    X              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
___________          OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                       OR
___________     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from  _________ to _________
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

       Registrant's telephone number, including area code: (973) 515-0900

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

================================================================================

                          GENERAL CHEMICAL CORPORATION

                                    FORM 10-Q

                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      INDEX

                                                                       PAGE NO.
                                                                       --------
PART I.     FINANCIAL INFORMATION:

    Item 1. Financial Statements

       Consolidated Statements of Operations - Three Months
        and Nine Months Ended September 30, 1996 and 1997...........         1

       Consolidated Balance Sheets - December 31, 1996 and
        September 30, 1997..........................................         2

       Consolidated Statements of Cash Flows - Nine Months
        Ended September 30, 1996 and 1997...........................         3

       Notes to the Consolidated Financial Statements...............       4-7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................       8-9

PART II. OTHER INFORMATION:

    Item 1.  Legal Proceedings......................................        10

    Item 6.  Exhibits and Reports on Form 8-K.......................        11

            SIGNATURES..............................................        12

            EXHIBIT INDEX...........................................        13

            EXHIBIT.................................................        14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          GENERAL CHEMICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                     SEPTEMBER 30,            SEPTEMBER 30,
                                                             -------------------------  -------------------------
                                                                  1996          1997         1996          1997
                                                                  ----          ----         ----          ----
Net revenues...............................................  $   132,324   $   137,563  $   382,780   $   384,406
Cost of sales..............................................       90,267        96,496      262,015       266,803
Selling, general and administrative expense................        9,832        11,373       37,440        32,193
                                                             -----------   -----------  -----------   -----------
Operating profit...........................................       32,225        29,694       83,325        85,410
Interest expense...........................................        5,616         5,697       17,737        16,001
Interest income............................................          301           391          859         1,181
Foreign currency transaction (gains) losses................           26            16         (113)          530
Other (income) expense, net................................         (212)          292          143           (19)
                                                             -----------   -----------  -----------   -----------
Income before income taxes and minority interest...........       27,096        24,080       66,417        70,079
Minority interest..........................................        8,265         6,459       23,034        18,801
                                                             -----------   -----------  -----------   -----------
Income before income taxes.................................       18,831        17,621       43,383        51,278
Income tax provision.......................................        7,200         6,789       16,592        19,906
                                                             -----------   -----------  -----------   -----------
         Net income........................................  $    11,631   $    10,832  $    26,791   $    31,372
                                                             ===========   ===========  ===========   ===========




      See the accompanying notes to the consolidated financial statements.

                          GENERAL CHEMICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS


                                                                                  DECEMBER 31,      SEPTEMBER 30,
                                                                                      1996              1997
                                                                                  ------------      -------------
                                                                                                     (UNAUDITED)
Current Assets:
   Cash and cash equivalents...................................................  $    32,742         $   18,420
   Receivables, net............................................................       87,288            101,856
   Inventories ................................................................       34,444             31,225
   Deferred income taxes.......................................................        9,323              9,384
   Other current assets........................................................        1,318              5,166
                                                                                 -----------         ----------
     Total current assets......................................................      165,115            166,051
   Property, plant and equipment, net..........................................      212,743            271,107
   Other assets ...............................................................       30,919             47,221
                                                                                 -----------         ----------
     Total assets..............................................................  $   408,777         $  484,379
                                                                                 ===========         ==========


                        LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities:

   Accounts payable............................................................  $    46,208        $    48,308
   Accrued liabilities.........................................................       59,900             60,851
   Income taxes payable........................................................        3,033              4,292
   Current portion of long-term debt...........................................       17,392             34,329
                                                                                 -----------        -----------
         Total current liabilities.............................................      126,533            147,780
   Long-term debt..............................................................      217,217            234,218
   Other liabilities...........................................................      167,591            180,343
                                                                                 -----------        -----------
         Total liabilities.....................................................      511,341            562,341
                                                                                 -----------        -----------
Minority interest..............................................................       38,572             45,763
                                                                                 -----------        -----------
Equity (deficit)
   Common stock, $.01 par value
   authorized:  1,000 shares
   issued and outstanding:  100 shares.........................................          --                 --
   Capital deficit.............................................................     (187,652)          (181,319)
   Foreign currency translation adjustments....................................       (1,435)            (1,730)
   Retained earnings ..........................................................       47,951             59,324
                                                                                 -----------        -----------
         Total equity (deficit)................................................     (141,136)          (123,725)
                                                                                 -----------        -----------
         Total liabilities and equity (deficit)................................  $   408,777        $   484,379
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

                          GENERAL CHEMICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                 -------------------------
                                                                    1996            1997
                                                                 ----------      ---------
Cash flows from operating activities:
   Net income ..............................................     $ 26,791        $ 31,372
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization .........................       19,431          21,521
     Net loss on disposition of long-term assets ...........          363             712
     Unrealized exchange loss ..............................            3             753
     Restricted unit plan costs ............................        8,615             834
     (Increase) in receivables .............................      (15,648)        (10,525)
     Decrease in inventories ...............................        5,031           5,624
     (Increase) decrease in other assets ...................       (3,609)            433
     Increase (decrease) in accounts payable ...............        1,693            (438)
     (Decrease) in accrued liabilities .....................       (9,125)         (4,386)
     Increase in income taxes payable ......................        3,053           1,223
     Increase (decrease) in other liabilities ..............        3,577             586
     Increase in minority interest .........................       12,238           7,191
                                                                 --------        --------
        Net cash provided by operating activities ..........       52,413          54,900
                                                                 --------        --------
Cash flows from investing activities:
   Capital expenditures ....................................      (33,155)        (37,076)
   Proceeds from sales or disposals of long term assets ....          312               9
   Acquisition of business, net of cash acquired (Note 4)* .         --           (30,131)
                                                                 --------        --------
        Net cash used for investing activities .............      (32,843)        (67,198)
                                                                 --------        --------
Cash flows from financing activities:
   Proceeds from long-term debt ............................       20,000          35,000
   Repayment of long-term debt .............................      (54,043)        (22,251)
   Capital contribution from parent ........................       35,600           5,500
   Dividends ...............................................         --           (20,000)
                                                                 --------        --------
        Net cash provided by (used for) financing activities        1,557          (1,751)
                                                                 --------        --------
Effect of exchange rate changes on cash ....................           (2)           (273)
                                                                 --------        --------
Increase (decrease) in cash and cash equivalents ...........       21,125         (14,322)
Cash and cash equivalents at beginning of period ...........       13,279          32,742
                                                                 --------        --------
Cash and cash equivalents at end of period .................     $ 34,404        $ 18,420
                                                                 ========        ========
Supplemental information:
   Cash paid for income taxes ..............................     $  5,543        $ 17,365
                                                                 ========        ========
   Cash paid for interest ..................................     $ 17,877        $ 14,204
                                                                 ========        ========
*Purchase of business, net of cash acquired:
   Working capital, other than cash ........................                     $ 18,180
   Plant, property and equipment ...........................                      (43,350)
   Other assets ............................................                      (17,538)
   Noncurrent liabilities ..................................                       12,577
                                                                                 --------
        Net cash used to acquire business ..................                     $(30,131)
                                                                                 ========

      See the accompanying notes to the consolidated financial statements.

                          GENERAL CHEMICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by General Chemical Corporation ("General Chemical" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. General Chemical's financial statements should be read in conjunction with the financial statements and the notes thereto included in General Chemical's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - RELATED PARTY TRANSACTIONS

Management Agreement

     The Company is party to the Management Agreement with New Hampshire Oak. Pursuant to the Agreement, the Company was charged $2,280 and $2,347 for the nine months ended September 30, 1996 and 1997, respectively, for general corporate supervisory services and strategic guidance. The Management Agreement expires during 1998, subject to extension.

NOTE 3 - ADDITIONAL FINANCIAL INFORMATION

     The components of inventories were as follows:



                                              DECEMBER 31,      SEPTEMBER 30,
                                                  1996              1997
                                              -----------       ------------
             Raw materials...................  $   9,567         $   8,617
             Work in process.................      2,326               364
             Finished products...............     14,506            13,086
             Supplies .......................      8,045             9,158
                                               ---------         ---------
                                               $  34,444         $  31,225
                                               =========         =========

                          GENERAL CHEMICAL CORPORATION
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 4 - ACQUISITIONS

     On July 1, 1997, the Company acquired all of the outstanding stock of Peridot Holdings, Inc. ("Peridot"), a leading manufacturer and supplier of sulfuric acid and water treatment chemicals. Funding for this transaction was provided with existing cash and borrowings on the Company's revolving credit facility. The acquisition was accounted for under the purchase method and accordingly, the net assets and results of operations have been included in the consolidated financial statements since the date of acquisition, based on preliminary valuation information available to the Company, which is subject to change as such information is finalized. The excess of purchase price over the estimated fair values of the net tangible assets acquired has been treated as goodwill. Goodwill will be amortized on a straight line basis over a period of 30 years. The acquisition did not have a material pro forma impact on consolidated earnings.

NOTE 5 - LONG TERM DEBT

     Long-term debt consists of the following:


                                                                                   DECEMBER 31,     SEPTEMBER 30,
                                                                     MATURITIES        1996             1997
                                                                     ----------        ----             ----
             Bank Term Loan - floating rate.........................  1997-2001     $   82,609       $   69,565
             Senior Subordinated Notes - 9.25%......................    2003           100,000          100,000
             Canada Senior Notes - 9.09%............................    1999            52,000           52,045
             $130,000 U.S. Revolving Credit Facility
              floating rate.........................................    1999                --           30,000
             Construction Loan......................................    1998                --           13,937
             Other .................................................    1997                --            3,000
                                                                                    ----------       ----------
             Total Debt.............................................                   234,609          268,547
             Less:  Current Portion.................................                    17,392           34,329
                                                                                    ----------       ----------
             Net Long-Term Debt.....................................                $  217,217       $  234,218
                                                                                    ==========       ==========


     Aggregate maturities of long-term debt at December 31, 1996 for each of the years in the five year period ending December 31, 2001 are $17,392, $17,392, $69,392, $17,392 and $13,041, respectively.

     In November, 1996, Peridot entered into a Loan and Security Agreement (the "Loan") which was primarily used to finance the construction of a new sulfuric acid plant. As of September 30, 1997, the outstanding balance of the loan was $13,937. If the loan is not repaid at commercial start-up of the new plant (as defined), it is converted to a term loan. The Company plans to repay the loan during the fourth quarter of 1997. The Loan bears interest at a rate generally equal to the London interbank market for dollar deposits plus 5.25 percent.

                          GENERAL CHEMICAL COPRORATION
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

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

     Notices of appeal of all or portions of the settlement approved by the court were filed by five law firms representing approximately 2,800 claimants, with approximately 2,600 of these claimants represented by the same law firm. Virtually all of these claimants have not specified the amount of their claims in court documents, although the Company believes that their alleged injuries are no different in nature or extent than those alleged by the settling claimants. On May 8, 1996, the California Court of Appeals dismissed each of the appeals that had been filed challenging the trial court's approval of the class action settlement. The Court of Appeals dismissed the appeal relating to the trial court's rulings on plaintiffs' attorney's fees on the ground that the appealing attorneys lacked standing to appeal. The Court of Appeals also dismissed each of the other pending appeals, ruling that the trial court's orders and rulings approving the settlement were not presently appealable, if at all, by the appealing claimants since they had all elected to opt out of the settlement. The appealing attorneys and some of the appealing claimants then filed a petition for review with the California Supreme Court, which on August 15, 1996, elected not to review the Court of Appeals' decision.

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

                          GENERAL CHEMICAL CORPORATION
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

September 30, 1997 Compared with December 31, 1996

Financial Condition

     Cash and cash equivalents were $18.4 million at September 30, 1997 as compared with $32.7 million at December 31, 1996. During the first nine months of 1997 the Company generated cash flow from operating activities of $54.9 million and $12.7 million of net proceeds from long-term debt, which was offset by $37.1 million used for capital expenditures, $20.0 million in dividend payments and $30.1 million used for the acquisition of a business.

     The Company had working capital of $18.3 million at September 30, 1997 as compared with $38.6 million at December 31, 1996. This decrease in working capital reflects higher current portion of long-term debt coupled with lower cash balances, partially offset by higher accounts receivable.

Nine Months Ended September 30, 1997, Compared with Nine Months Ended September 30, 1996

Results of Operations

     The following table sets forth the results of operations and percentage of net revenues represented by the components of operating income and expense for the nine months ended September 30, 1996 and 1997 (dollars in millions).


                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                  -------------------------------------
                                                                        1996                  1997
                                                                  ---------------         ------------

   Net revenues...............................................     $382.8     100%        $384.4    100%
   Cost of sales..............................................      262.0      68          266.8     69
                                                                   ------     ---         ------    ---
   Gross profit...............................................      120.8      32          117.6     31
   Selling, general and administrative expense................       37.5      10           32.2      8
                                                                   ------     ---         ------    ---
         Operating profit.....................................     $ 83.3      22%        $ 85.4     22%
                                                                   ======     ===         ======    ===



     Net revenues for the nine months ended September 30, 1997 were $1.6 million higher than the prior year level due primarily to sales of Peridot Holdings, Inc. which was acquired on July 1, 1997 offset by weaker pricing of soda ash.

     Gross profit for the first nine months of 1997 was $117.6 million compared with $120.8 million for the comparable period in 1996 reflecting the aforementioned sales changes. Gross profit as a percentage of net revenues was 32 percent and 31 percent for the first nine months of 1996 and 1997, respectively. This decrease is primarily due to the weaker pricing of soda ash.

     Selling, general and administrative expense was 8 percent of net revenues for the first nine months of 1997, versus 10 percent for the first nine months of 1996. This decrease from prior year is primarily due to a one-time charge recorded in 1996 related to a restricted unit plan created by the Company's parent which satisfied the Company's liability under its former Phantom Equity Plan.

     Interest expense for the first nine months of 1997 was $16.0 million which was $1.7 million lower than the first nine months of 1996 due to lower outstanding debt balances for the majority of the year.

     Interest income for the first nine months of 1997 was $1.2 million which was $.3 million higher than the first nine months of 1996 due to higher cash balances during the early part of 1997.

     The foreign currency transaction loss for the first nine months of 1997 was $.5 million versus a gain of $(.1) million for the first nine months of 1996. This is principally due to the impact of exchange rate fluctuations on a U.S. dollar denominated loan of the Company's Canadian subsidiary. The impact of foreign currency transaction (gains) losses on this loan is noncash.

     Minority interest for the first nine months of 1997 was $18.8 million which was $4.2 million lower than the first nine months of 1996, due to lower earnings of General Chemical (Soda Ash) Partners.

     Net income for the nine months of 1997 was $31.4 million compared with $26.8 million for the same period in 1996, due to the foregoing.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The following developments have occurred with respect to this matter since the filing of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997:

     On June 6, 1997, General Chemical Canada Ltd. ("GCCL"), a wholly owned subsidiary of the Company, received a summons issued by the Ministry of the Environment and Energy alleging that a release of ammoniated material into the Detroit River from GCCL's Amherstburg, Ontario facility on August 22, 1995, violated certain provisions of the Environmental Protection Act and Ontario Water Resources Act. On October 20, 1997, GCCL entered into a settlement, approved by the Ontario Court (Provincial Division), Provincial Offences Court, Central Region, whereby GCCL agreed to perform certain environmental projects at the Amherstburg facility and, to the extent the projects are completed within one year from the settlement, pay a penalty of CDN $90,000. In the event the projects are not completed within one year, the penalty would increase to CDN $150,000. GCCL intends and expects to complete the projects within the one-year time frame.

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

                                                    GENERAL CHEMICAL CORPORATION
                                                    ----------------------------
                                                             (Registrant)

Date    October 29, 1997           /s/ Michael R. Herman
     -------------------               ----------------------------------------
                                       MICHAEL R. HERMAN
                                       Vice President and General Counsel

Date    October 29, 1997           /s/ Ralph M. Passino
     --------------------              -----------------------------------------
                                       RALPH M. PASSINO
                                       Chief Financial Officer and Vice
                                       President of Administration (Principal
                                       Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER                   DESCRIPTION                                PAGE
--------------                   -----------                                ----
     27                          Financial Data Schedule                     14
                                 (EDGAR Filings Only)