Form 10-K405
period 1997-12-31
GENERAL CHEMICAL CORP /DE/
filed 1998-03-30
CIK 854599

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


   (Mark One)
       X            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     ----              OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

     ----          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from______ to______
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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and is not contained in the definitive information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          There was no voting stock of the Registrant beneficially held by non-affiliates of the Registrant as of March 20, 1998.

              The number of outstanding shares of the Registrant's Common Stock as of March 20, 1998 was 100 shares of Common Stock, $.01 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                     PART I

ITEM 1. BUSINESS

GENERAL

         General Chemical Corporation ("General Chemical"), incorporated under the laws of the State of Delaware, is a diversified chemical manufacturing company. General Chemical and its subsidiaries (collectively, the "Company") have production facilities in the United States and Canada that sell to a broad range of industrial and municipal customers. The Company is a leading producer of soda ash in North America, and a major North American supplier of calcium chloride, sodium and ammonia salts, sulfites, nitrites, aluminum-based chemical products and refinery and chemical sulfuric acid regeneration services. General Chemical is a wholly owned subsidiary of New Hampshire Oak, Inc. ("New Hampshire Oak") which is a wholly owned subsidiary of The General Chemical Group Inc. ("GCG").

         For certain information concerning the Company's revenue, income and assets attributable to the Company's geographic areas and the amount of export sales, see "Notes to the Consolidated Financial Statements, Note 10 - Geographic Information", which are incorporated by reference herein.

PRODUCT SALES

         The Company's sales by product line (and the percentage of total sales represented by such sales) during the lat three fiscal years are as follows:



Product Line                                            1995                 1996                   1997
------------                                    --------------------   ------------------     -------------------
                                                                      (Dollars in thousands)
Industrial Chemicals............................  $265,329       58%     $298,941      59%     $289,699       56%
Derivative Products and Services.............      196,287       43       215,084      42       234,644       45
Elimination and other (1) ....................      (5,386)      (1)       (5,405)     (1)       (5,239)      (1)
                                                 ---------      ----     ---------    ----     ---------     ----
         Total..................................  $456,230      100%     $508,620     100%     $519,104      100%
                                                  ========      ===      ========     ===      ========      ====

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

         Due to the low-cost position of the U.S. natural soda ash producers, the export market has grown significantly and now accounts for approximately forty percent of U.S. production. The Company, along with the other five U.S. producers of natural soda ash, exports soda ash through the American Natural Soda Ash Corporation ("ANSAC"), an export organization organized in 1984 under the Webb-Pomerrene Act. ANSAC ships to virtually all parts of the world except Canada and Western Europe. Each individual member's allocation of ANSAC volume is based on the member's total nameplate capacity, with any member's expansion phased in over a multi-year period for allocation purposes.

         Calcium Chloride. Calcium chloride is used predominantly for dust control and roadbed stabilization on unpaved roads in the summer, and for melting ice on highways in the winter. Although the summer road market is the dominant end use in the Canadian market, the winter deicing market and industrial applications are the major end-use markets in the U.S. Industrial applications include asphalt recycling, water treatment and concrete and drilling mud additives.

DERIVATIVE PRODUCTS AND SERVICES

         The Company's derivative products and services product lines include a wide variety of products such as sulfuric acid, sodium and ammonia salts, sulfites, aluminum-based chemical products and nitrites that are derived principally from the production of soda ash and the regeneration of sulfuric acid. These products are categorized into four major product lines with end markets including refinery and chemical sulfuric acid regeneration, water treatment, photo chemicals, pulp and paper, chemical processing and semiconductor devices.

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

         Water Treatment. The Company, through its broad geographic network of 33 strategically located plants, is the largest North American producer of aluminum sulfate ("alum"). Municipalities, which use alum as a flocculant and coagulant in the treatment of water and waste water, are the predominant customers. Other products sold to the water treatment market include sodium and ammonia salt and sulfite products, which are used in dechlorination and to inhibit the corrosion of steel lines and equipment.

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

ITEM 2. PROPERTIES

         In conducting its operations, the Company uses properties having offices, storage facilities or manufacturing facilities at 87 locations throughout the United States, Canada and the Philippines. Twenty-eight of these properties are leased while the remainder are owned by the Company. The leased properties are occupied under rental agreements having terms ranging up to four years and under month-to-month tenancies. The two properties at which the Company's co-headquarters are located are Parsippany, New Jersey, and Hampton, New Hampshire, which are leased by the Company and its parent, respectively.

         The locations and uses of certain major properties of the Company are as follows:



                                             Location                                   Use
                                             --------                                   ---
       United States................ *  Pittsburg, California                   Manufacturing Facility
                                     *  Richmond, California                    Manufacturing Facility
                                     *  North Claymont, Delaware                Manufacturing Facility,
                                                                                 Offices and Warehouse
                                        Augusta, Georgia                        Manufacturing Facility
                                     *  East St. Louis, Illinois                Manufacturing Facility
                                    **  Hampton, New Hampshire                  Offices
                                        Newark, New Jersey                      Manufacturing Facility
                                    **  Parsippany, New Jersey                  Offices
                                        Solvay, New York                        Manufacturing Facility
                                     *  Marcus Hook, Pennsylvania               Manufacturing Facility,
                                                                                 Offices and Warehouse
                                     *  Anacortes, Washington                   Manufacturing Facility
                                        Green River, Wyoming                    Trona Mine and
                                                                                 Manufacturing Facility
       Canada........................   Amherstburg, Ontario                    Manufacturing Facility
                                                                                 and Undeveloped Lots
                                    **  Mississauga, Ontario                    Offices
                                        Valleyfield, Quebec                     Manufacturing Facility

* Each of the indicated facilities has been mortgaged as security by the Company for the U.S. Revolving Credit Facility and Bank Term Loan.

**   Leased.

         The Company's Green River plant currently has a nameplate capacity of approximately 2.5 million tons of soda ash per year. The plant is owned by GCSAP, a partnership of which the Company is the managing partner and in which the Company has a 51 percent equity interest, The Andover Group, Inc., which is a wholly owned subsidiary of ACI International Limited, has a 25 percent equity interest and TOSOH Wyoming, Inc., which is a wholly owned subsidiary of TOSOH America, Inc., has a 24 percent equity interest. Each partner is prohibited from transferring its interest in GCSAP or withdrawing from GCSAP without the prior written consent of the other partners.

         In addition to such restrictions on the transfer of interests in GCSAP, there are certain restrictions and obligations with respect to the transfer of either the Company's interest in GCSAP or the voting securities of the Company. For further information, see Notes to the Consolidated Financial Statements,
Note 7 - Commitments and Contingencies.

         Reserves. The Company mines trona ore under leases with the United States government, the State of Wyoming, and the Union Pacific Resources Corporation. The Company's trona reserves and mines are located in the Green River, Wyoming, area.

         The Company's estimated proven reserves within bed No. 17, which the Company is currently mining, consist of approximately 89 million tons of extractable ore. At the 1997 operating rate of 2.4 million tons of soda ash per year (4.1 million tons of trona ore), there is approximately a 22-year supply. For the three years ended December 31, 1997, annual production of trona ore averaged approximately 4.2 million tons. In addition, the Company's reserves contain three other major minable trona beds containing approximately 324 million tons of extractable ore. These beds, which may require significant capital to access, will provide more than 79 years of added reserves based on current operating rates.

         At the Company's synthetic soda ash plant in Amherstburg, Ontario, Canada, the Company uses salt and limestone as its raw materials. Based on current production levels, the Company has approximately 29 years of salt reserves. Limestone reserves owned by the Company total approximately 15 years, with an option on an additional six years of reserves. However, the Company is not currently utilizing its limestone reserves and is instead purchasing all of its limestone requirements under a long-term contract with a major limestone producer due to the economic benefit of using purchased limestone.

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

         The settlement agreement provides, among other things, that while claimants may "opt out" of the compensatory damages portion of the settlement and pursue their own cases separate and apart from the class settlement mechanism, they have no right to opt out of the punitive damages portion of the settlement. Consequently, under the terms of the settlement, no party may seek punitive damages from the Company outside of those provided by the settlement. Approximately 2,800 claimants, which constitutes less than 5 percent of the total number of claimants, originally elected to so opt out. Except with respect to compensatory damage claims by claimants electing to opt-out, the settlement fully releases from all claims arising out of the July 26, 1993 incident the Company and all of its related entities, shareholders, directors, officers and employees, and all other entities who have been or could have been sued as a result of the July 26th incident, including all those who have sought or could seek indemnity from the Company.

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

         On March 11, 1997, the coordination judge dismissed the material claims of 1,269 of the approximately 2,750 opt-out claimants, primarily on the grounds that they had failed to comply with previous pre-trial orders. On April 8, 1997, the California Court of Appeals denied a petition for review of the dismissals filed by attorneys for the dismissed opt-out claimants, and on June 8, 1997, the California Supreme Court denied the same attorneys' petition for review of the California Court of Appeals' denial of their prior petition. On February 5, 1998, a hearing was held before the coordination judge on the Company's motion to dismiss the material claims of another 800 of the approximately 2,750 original opt-out claimants, again primarily on the grounds that they failed to comply with previous pre- trial orders. As of March 5, 1998, the Company is awaiting the decision of the coordination judge on this motion.

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

         One of the suits (Markwiese, et al v. Peck Foods Corporation, et al filed in 1993) had been certified, prior to the service of a complaint against the Company, as a class action in favor of all persons who sustained damage as a result of the wrongful acts of the various defendants. Subsequently, the Company and the City of Milwaukee challenged, among other things, the class certification, and the Wisconsin Court of Appeals remanded this matter to the trial court for a determination of how certain issues impact whether class certification was appropriate. On March 13, 1998, a hearing was held before a new trial judge on the issue of whether class certification is appropriate in this matter, and the judge ruled from the bench that this matter shall not proceed as a class action. It is unknown at this time whether lawyers for the plaintiffs will appeal this ruling.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no stock owned by nonaffiliates and accordingly there is no established trading market for General Chemical's Common Stock. The number of holders of record of the Company's Common Stock as of March 25, 1998 was one.

         General Chemical did not pay cash dividends to its shareholder for the year ended December 31, 1996. For the year ended December 31, 1997, General Chemical declared and paid $20,000,000 in cash dividends to its shareholder.

         General Chemical has covenanted in the indentures and agreements related to the Senior Subordinated Notes, the Bank Term Loan and the U.S. Revolving Credit Facility that it will not declare or pay any cash dividends unless at the time of such payment certain conditions are met, including that no event of default shall have occurred and be continuing, that a certain minimum fixed charge ratio shall have been met and that the aggregate amount of all restricted payments (as defined) under such indentures and agreements not exceed a maximum amount determined on the basis of certain formulas. At December 31, 1997, approximately $62.2 million was available for dividend payments in accordance with these covenants.

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

         The industrial chemical product lines consisting of soda ash and calcium chloride accounted for approximately 56 percent of the Company's consolidated 1997 net revenues. The derivative products and services product lines accounted for approximately 44 percent of the Company's consolidated 1997 net revenues. The derivative products and services product lines encompass a wide range of products that are principally derived from the Company's production of soda ash and regeneration of sulfuric acid.

         Sales in 1997 rose to $519.1 million from $508.6 in 1996. The higher sales in 1997 were due primarily to sales of Peridot Holdings, Inc., ("Peridot") which was acquired on July 1, 1997 and volume gains in most product lines, partially offset by lower soda ash and calcium chloride pricing. Net income increased to $40.0 million from the prior year of $38.7 million. The Company's natural soda ash facility in Green River, Wyoming, and the synthetic soda ash facility in Amherstburg, Ontario, were essentially sold out for the third consecutive year. A recent capacity expansion at the Company's Green River, Wyoming, facility, allowed the Company to take advantage of the growth in exports.

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

RESULTS OF OPERATIONS

         The following table sets forth the results of operations and percentage of net revenues represented by the components of operating profit and expense for the years ended December 31, 1996 and 1997 (dollars in millions).



                                                                             YEARS ENDED DECEMBER 31,
                                                                          ----------------------------
                                                                          1996                 1997
                                                                          ----                 ----

      Net revenues..............................................     $508.6    100%           $519.1    100%
      Cost of sales.............................................      344.2     68             363.9     70
                                                                     ------    ---            ------    ---
      Gross profit..............................................      164.4     32             155.2     30
      Selling, general and administrative expense...............       47.8      9              44.4      9
                                                                     ------    ---            ------    ---
      Operating profit..........................................     $116.6     23%           $110.8     21%
                                                                     ======    ===            ======    ===

1997 Compared with 1996

         Net revenues for 1997 were $519.1 million or 2 percent higher than the prior year. This increase is primarily due to sales of Peridot which was acquired on July 1, 1997, and volume gains in most other product lines, partially offset by weaker pricing of soda ash and calcium chloride.

         Gross profit for 1997 decreased to $155.2 million compared with $164.4 million for the prior year. Gross profit as a percentage of net revenues decreased to 30 percent for 1997 from 32 percent for 1996 reflecting lower soda ash and calcium chloride pricing, partially offset by higher volumes in most product lines.

         Selling, general and administrative expense was $44.4 million or 9 percent of net revenues for 1997 versus $47.8 million or 9 percent for 1996. This decrease is due primarily to a one-time charge of $8.3 million recorded in 1996, related to a Restricted Unit Plan created by the Company's parent which satisfied the Company's liability under its former Phantom Equity Plan, partially offset by higher expense related to the aforementioned acquisition in 1997.

         Interest expense for 1997 was $21.5 million which was $1.6 million lower than the 1996 level due to lower outstanding debt balances for the first half of 1997.

         Interest income for 1997 was $1.5 million which was comparable to the prior year.

         The foreign currency transaction loss for 1997 was $0.6 million compared with a $0.2 million gain in 1996, principally due to the impact of exchange rate fluctuations on the Company's Canadian subsidiary.

         Minority interest for 1997 was $24.3 million compared with $31.6 million for the same period of 1996, reflecting lower earnings due to lower soda ash pricing of General Chemical (Soda Ash) Partners.

         Net income for 1997 was $40.0 million versus $38.7 million for 1996, due to the foregoing.

OTHER MATTERS

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). The Company is required to adopt FAS 130 and FAS 131 for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact of FAS 131 on its segments.

         The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Company is utilizing both internal and external resources to replace or reprogram, to make them Year 2000 compliant. The Company believes that the cost of Year 2000 compliance will not have a material effect on the Company's results of operations, financial condition and cash flows. The Company cannot anticipate the impact of customers', suppliers' or vendors' non-compliance with the Year 2000.

         On February 13, 1998, the Company entered into an agreement to acquire, subject to certain conditions precedent to closing, all of the outstanding stock of Reheis, Inc. ("Reheis"). Reheis is headquartered in New Jersey and is the world's leading producer and supplier of the active chemical ingredients in antiperspirants and over-the-counter antacids as well as a supplier of pharmaceutical intermediates and other products. Funding for this transaction will be provided by existing cash and borrowings on the Company's revolving credit facility. GCC will account for this transaction using the purchase method.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of GENERAL CHEMICAL CORPORATION:

         We have audited the accompanying consolidated balance sheets of General Chemical Corporation and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, changes in equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule in the Index at Item
14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Chemical Corporation and subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Parsippany, New Jersey
February 13, 1998

                          GENERAL CHEMICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               YEARS ENDED DECEMBER 31,
                                                                           --------------------------------
                                                                           1995          1996          1997
                                                                           ----          ----          ----
                                                                                    (IN THOUSANDS)
Net revenues.........................................................   $ 456,230     $ 508,620     $ 519,104
Cost of sales........................................................     318,692       344,234       363,848
Selling, general and administrative expense..........................      39,156        47,810        44,441
                                                                        ---------     ---------     ---------
Operating profit.....................................................      98,382       116,576       110,815
Interest expense.....................................................      24,796        23,110        21,526
Interest income......................................................       1,163         1,233         1,507
Foreign currency transaction (gains) losses..........................      (1,382)         (169)          627
Other expense, net...................................................         759           598           343
                                                                        ---------     ---------     ---------
Income before minority interest and income taxes ....................      75,372        94,270        89,826
Minority interest....................................................      19,458        31,635        24,253
                                                                        ---------     ---------     ---------
Income before income taxes ..........................................      55,914        62,635        65,573
Income tax provision.................................................      39,885        23,902        25,583
                                                                        ---------     ---------     ---------
         Net income..................................................   $  16,029     $  38,733     $  39,990
                                                                        =========     =========     =========















      See the accompanying notes to the consolidated financial statements.

                          GENERAL CHEMICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                         DECEMBER 31,
                                                                                      -----------------
                                                                                      1996         1997
                                                                                      ----         ----
                                                                                     (IN THOUSANDS, EXCEPT
                                                                                          SHARE DATA)
Current assets:
   Cash and cash equivalents.....................................................  $  32,742      $   9,023
   Receivables, net..............................................................     87,288        106,419
   Inventories...................................................................     34,444         37,584
   Deferred income taxes.........................................................      9,323         11,273
   Other current assets..........................................................      1,318          1,879
                                                                                   ---------      ---------
       Total current assets......................................................    165,115        166,178
Property, plant and equipment, net...............................................    212,743        277,107
Other assets.....................................................................     30,919         44,515
                                                                                   ---------      ---------
       Total assets..............................................................  $ 408,777      $ 487,800
                                                                                   =========      =========


                        LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
   Accounts payable..............................................................  $  46,208      $  52,135
   Accrued liabilities...........................................................     59,900         58,835
   Income taxes payable..........................................................      3,033          1,850
   Current portion of long-term debt.............................................     17,392         17,392
                                                                                   ---------      ---------
       Total current liabilities.................................................    126,533        130,212
Long-term debt...................................................................    217,217        240,612
Other liabilities................................................................    167,591        183,989
                                                                                   ---------      ---------
       Total liabilities.........................................................    511,341        554,813
                                                                                   ---------      ---------
Minority interest................................................................     38,572         43,301
                                                                                   ---------      ---------
Equity (deficit):
   Common stock, $.01 par value;
       authorized 1,000 shares;
       issued and outstanding:  100 shares.......................................       --              --
    Capital deficit..............................................................   (187,652)      (176,058)
    Foreign currency translation adjustments....................................      (1,435)        (2,197)
    Retained earnings...........................................................      47,951         67,941
                                                                                   ---------      ---------
       Total equity (deficit)...................................................    (141,136)      (110,314)
                                                                                   ---------      ---------
       Total liabilities and equity (deficit)...................................   $ 408,777      $ 487,800
                                                                                   =========      =========









       See the accompanying notes to the consolidated financialstatements.

                          GENERAL CHEMICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEARS ENDED DECEMBER 31,
                                                                            ----------------------------------
                                                                               1995       1996         1997
                                                                            --------    --------     ---------
                                                                                      (IN THOUSANDS)
Cash flows from operating activities:
    Net income .........................................................    $ 16,029    $ 38,733     $ 39,990
    Adjustments to reconcile net income to net cash
     provided by operating activities:

      Depreciation and amortization.....................................      25,050      25,861       29,383
      Net loss on disposition of long-term assets.......................         906       1,132        1,107
      Unrealized exchange (gain) loss...................................      (1,586)         31        1,405
      Restricted unit plan costs........................................         --        8,989        1,094
      (Increase) decrease in receivables................................       1,614     (10,927)     (15,809)
      (Increase) decrease in inventories................................      (5,512)        967       (1,148)
      Increase in accounts payable......................................       1,420       1,849        3,942
      Increase (decrease) in accrued liabilities........................       6,597     (11,425)      (8,121)
      Increase (decrease) in income taxes payable.......................      (2,891)      1,967       (1,213)
      Increase in other liabilities and assets, net.....................       8,867       6,047       10,847
      Increase in minority interest.....................................         686      10,294        4,729
                                                                            --------    --------     --------
        Net cash provided by operating activities.......................      51,180      73,518       66,206
                                                                            --------    --------     --------
Cash flows from investing activities:
    Capital expenditures................................................     (27,909)    (51,367)     (52,961)
    Proceeds from sales or disposals of long-term assets................         350          73           45
    Acquisition of business, net of cash acquired (Note 3)*.............         --          --       (30,130)
                                                                            --------    --------     --------
        Net cash used for investing activities..........................     (27,559)    (51,294)     (83,046)
                                                                            --------    --------     --------
Cash flows from financing activities:
    Proceeds from long-term debt........................................       2,000      20,000       49,000
    Repayment of long-term debt.........................................     (14,000)    (58,391)     (45,536)
    Capital contributions from parent...................................         --       35,600       10,500
    Dividends...........................................................     (16,900)        --       (20,000)
                                                                            --------    --------     --------
        Net cash used for financing activities..........................     (28,900)     (2,791)      (6,036)
                                                                            --------    --------     --------
Effect of exchange rate changes on cash.................................         274          30         (843)
                                                                            --------    --------     --------
Increase (decrease) in cash and cash equivalents........................      (5,005)     19,463      (23,719)
Cash and cash equivalents at beginning of period........................      18,284      13,279       32,742
                                                                            --------    --------     --------
Cash and cash equivalents at end of period..............................    $ 13,279    $ 32,742     $  9,023
                                                                            ========    ========     ========

Supplemental information:

    Cash paid for income taxes..........................................    $ 20,315    $  18,500     $ 22,401
                                                                            ========    =========     ========

    Cash paid for interest..............................................    $ 23,573    $ 22,222      $ 20,923
                                                                            ========    ========      ========

* Purchase of business, net of cash acquired:
    Working capital, other than cash....................................                              $  3,110
    Plant, property and equipment.......................................                               (43,007)
    Other assets........................................................                               (19,593)
    Noncurrent liabilities..............................................                                29,360
                                                                                                      --------
        Net cash used to acquire business...............................                              $(30,130)
                                                                                                      ========

      See the accompanying notes to the consolidated financial statements.

                          GENERAL CHEMICAL CORPORATION
             CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                                                    FOREIGN
                                                                   CURRENCY
                                                       CAPITAL   TRANSLATION   RETAINED
                                                       DEFICIT   ADJUSTMENTS   EARNINGS      TOTAL
                                                       -------   -----------   --------      -----
                                                                         (IN THOUSANDS)
Balance at December 31, 1994.......................   $(232,241)   $(1,414)    $ 10,089    $(223,566)

     Net income....................................                              16,029       16,029

     Foreign currency translation..................                     52                        52

     Dividends.....................................                             (16,900)     (16,900)
                                                      ---------    -------     --------    ---------

Balance at December 31, 1995.......................    (232,241)    (1,362)       9,218     (224,385)

     Net income....................................                              38,733       38,733

     Foreign currency translation..................                    (73)                      (73)

     Capital transactions with parent..............      44,589                               44,589
                                                      ---------    -------     --------    ---------

Balance at December 31, 1996.......................    (187,652)    (1,435)      47,951     (141,136)

     Net income....................................                              39,990       39,990

     Foreign currency translation..................                   (762)                     (762)

     Dividends.....................................                             (20,000)     (20,000)

     Capital transactions with parent..............      11,594                               11,594
                                                      ---------    -------     --------    ---------

Balance at December 31, 1997.......................   $(176,058)   $(2,197)    $ 67,941    $(110,314)
                                                      =========    =======     ========    =========














      See the accompanying notes to the consolidated financial statements.

                          GENERAL CHEMICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         General Chemical Corporation ("General Chemical" or the "Company") is a wholly owned subsidiary of New Hampshire Oak, Inc. ("New Hampshire Oak" or the "Parent"), which is a wholly owned subsidiary of The General Chemical Group Inc. ("GCG"). General Chemical is a diversified manufacturing company engaged in the production of inorganic chemicals, with production facilities located in the United States and Canada. General Chemical is a leading producer of soda ash in North America, and a major North American supplier of calcium chloride, which combined accounted for approximately 56 percent of the Company's 1997 net revenues. General Chemical is also a major North American supplier of sodium and ammonia salts, sulfites, nitrites, aluminum-based chemical products and refinery and chemical regeneration services. The Company's products are supplied to a broad range of industrial and municipal customers.

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

         The Company's parent was acquired in January 1989. The purchase price assigned to the Company at January 1989 was $168,113 which was offset by pushdown parent company acquisition debt of $308,000, intercompany transactions with the parent company during 1989 of $92,006 and other miscellaneous adjustments totalling $348, resulting in a capital deficit of $232,241 at December 31, 1994.

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

         Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over a 25 year period. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation.

         The Company recognizes deferred tax assets and liabilities based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates. Taxes on income are generally computed as if General Chemical were a stand-alone company. (See Note 8 for a description of the Tax Sharing Agreement.) General Chemical pays its current U.S. federal tax liabilities to GCG in accordance with the Tax Sharing Agreement.

                          GENERAL CHEMICAL CORPORATION
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

         Accruals for environmental liabilities are recorded based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Amounts recorded do not include estimated third-party recoveries nor have they been discounted.

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

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). The Company is required to adopt FAS 130 and FAS 131 for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact of FAS 131 on its segments.

         All highly liquid instruments purchased with a maturity of three months or less are considered to be cash equivalents.

         Certain prior period amounts have been reclassified to conform with current presentation.

NOTE 2 - CAPITAL CONTRIBUTIONS

         The Company's parent made capital contributions to the Company of $35,600 and $10,500 during 1996 and 1997, respectively. In addition, capital contributions of $8,989 and $1,094 were recorded during 1996 and 1997, respectively, related to The General Chemical Group Inc. Restricted Unit Plan. See "Note 9 - Phantom Equity Plan."

NOTE 3 - ACQUISITIONS

         On July 1, 1997, the Company acquired all of the outstanding stock of Peridot Holdings, Inc. ("Peridot"), a leading manufacturer and supplier of sulfuric acid and water treatment chemicals. Funding for this transaction was provided with existing cash and borrowings under the Company's revolving credit facility. The acquisition was accounted for under the purchase method, and accordingly, the net assets and results of operations have been included in the consolidated financial statements since the date of acquisition, based on preliminary valuation information available to the Company, which is subject to change as such information is finalized. The excess of purchase price over the estimated fair values of the net tangible assets acquired has been treated as goodwill. Goodwill is being amortized on a straight line basis over a period of 25 years. The acquisition did not have a material pro forma impact on consolidated earnings.

         On February 13, 1998, the Company entered into an agreement to acquire, subject to certain conditions precedent to closing, all of the outstanding stock of Reheis Inc. ("Reheis"). Reheis is headquartered in New Jersey and is the world's leading producer and supplier of the active chemical ingredients in antiperspirants and over-the-counter antacids as well as a supplier of pharmaceutical intermediates and other products. Funding for this transaction will be provided by existing cash and

                          GENERAL CHEMICAL CORPORATION
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

borrowings under the Company's revolving credit facility. GCC will account for this transaction using the purchase method.

NOTE 4 - INCOME TAXES

         Income before income taxes is as follows:

                                                                            YEARS ENDED DECEMBER 31,
                                                                           --------------------------
                                                                           1995       1996       1997
                                                                           ----       ----       ----
            United States..............................................  $ 32,139   $ 44,186   $ 51,258
            Foreign....................................................    23,775     18,449     14,315
                                                                         --------   --------   --------
                        Total..........................................  $ 55,914   $ 62,635   $ 65,573
                                                                         ========   ========   ========

         The components of the income tax provision are as follows:

                                                                           YEARS ENDED DECEMBER 31,
                                                                           ------------------------
                                                                           1995       1996     1997
                                                                           ----       ----     ----
           United States:
              Current..................................................  $ 25,591   $ 13,708   $ 15,427
              Deferred.................................................     3,627        557      1,675
           Foreign:
              Current..................................................     8,867      7,296      5,662
              Deferred.................................................      (601)      (791)      (836)
           State:
              Current..................................................     1,516      3,118      3,297
              Deferred.................................................       885         14        358
                                                                         --------   --------   --------
                         Total.........................................  $ 39,885   $ 23,902   $ 25,583
                                                                         ========   ========   ========

         A summary of the components of deferred tax assets and liabilities is as follows:

                                                                                       DECEMBER 31,
                                                                                   ------------------
                                                                                   1996          1997
                                                                                   ----          ----
           Deferred tax assets:
              Postretirement benefits..................................         $ 27,029     $ 27,504
              Nondeductible accruals...................................           35,502       41,443
              Foreign operations.......................................            8,958        4,302
              Other ...................................................              342        1,288
                                                                                --------     --------
                 Total deferred tax assets.............................           71,831       74,537
                 Valuation allowance...................................          (16,090)     (11,434)
                                                                                --------     --------
                 Net deferred tax asset................................           55,741       63,103
                                                                                --------     --------

           Deferred tax liabilities:
              Property, plant and equipment............................           27,774       39,544
              Pensions.................................................            7,437        7,237
              Inventory................................................            2,846        3,006
              Other....................................................              657          360
                                                                                --------     --------
                  Total deferred tax liabilities.......................           38,714       50,147
                                                                                --------     --------
                     Total net deferred tax assets.....................         $ 17,027     $ 12,956
                                                                                ========     ========

              The Company has deferred tax assets related to foreign tax credits of $16,090 and $11,434 at December 31, 1996 and 1997, respectively, against which a full valuation allowance has been recorded. The Company reversed $1,426 and $4,656 of previously recorded valuation allowances during 1996 and 1997, respectively, primarily related to foreign tax credits that expired.

                          GENERAL CHEMICAL CORPORATION
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

         The difference between the effective income tax rate and the United States statutory rate is reconciled below:

                                                                               YEARS ENDED DECEMBER 31,
                                                                             --------------------------
                                                                             1995       1996       1997
                                                                             ----       ----       ----
            U.S. federal statutory rate................................      35.0%      35.0%     35.0%
            State income taxes, net of federal benefit.................       2.8        3.2       3.6
            Tax effect of foreign operations...........................       7.6        5.9       4.4
            Provision for disputed items...............................      30.6         --       --
            Depletion..................................................      (5.3)      (6.4)     (4.4)
            Other......................................................       0.6        0.5       0.4
                                                                            -----       ----      ----
                  Total................................................      71.3%      38.2%     39.0%
                                                                            =====       ====      ====

         The Internal Revenue Service (the "IRS") examinations of the Company's parent corporation's federal tax returns resulted in the issuance of a deficiency notice during 1995. GCG has informed the Company that it has filed an administrative appeal with the IRS contesting the items denoted in the deficiency notice. Notwithstanding such appeal, in 1995 the Company recorded a provision for disputed items of $17,100 for all years prior to 1995 in connection with the deficiency notice. Management believes the amounts provided at December 31, 1997 are adequate.

NOTE 5 - PENSION PLANS

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

         The net periodic pension cost for U.S. pension plans included the following components:

                                                                             YEARS ENDED DECEMBER 31,
                                                                           ---------------------------
                                                                           1995        1996       1997
                                                                           ----        ----       ----
            Service cost (benefits earned during the year).............  $  3,283    $ 4,100    $  4,551
            Interest cost on projected benefit obligation..............    11,059     11,737      12,448
            Actual return on assets....................................   (22,475)   (22,319)    (26,596)
            Net amortization and deferral..............................    13,337     12,141      15,344
                                                                         --------    -------    --------
                  Net periodic pension cost............................  $  5,204    $ 5,659    $  5,747
                                                                         ========    =======    ========

         The net periodic pension cost for Canadian pension plans included the following components:

                                                                           YEARS ENDED DECEMBER 31,
                                                                          --------------------------
                                                                          1995       1996       1997
                                                                          ----       ----       ----
            Service cost (benefits earned during the year).............  $ 1,140   $ 1,494    $ 1,352
            Interest cost on projected benefit obligation..............    3,527     3,727      3,868
            Actual return on assets....................................   (6,614)   (4,662)    (4,877)
            Net amortization and deferral..............................    2,457       559        522
                                                                         -------    -------    ------
               Net periodic pension cost ..............................  $   510    $ 1,118    $  865
                                                                         =======    =======    ======

                          GENERAL CHEMICAL CORPORATION
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

         The funded status and (accrued) prepaid pension cost for all plans are as follows:

                                                               UNITED STATES                CANADA
                                                               ------------                 ------
                                                                DECEMBER 31,              DECEMBER 31,
                                                             ----------------          -----------------
                                                             1996        1997          1996         1997
                                                             ----        ----          ----         ----
            Actuarial present value of benefit obligations:

               Vested..................................   $(130,386)   $(141,380)    $(40,421)    $(42,819)
               Nonvested...............................     (10,897)     (11,764)        (205)        (217)
                                                          ---------    ---------     --------     --------
               Accumulated benefit obligation..........   $(141,283)   $(153,144)    $(40,626)    $(43,036)
                                                          =========    =========     ========     ==========

            Plan assets at fair value..................   $ 149,552    $ 173,842     $ 60,224     $ 65,019
            Projected benefit obligation...............    (168,302)    (182,913)     (50,783)     (53,796)
                                                          ---------    ---------     --------     --------
            Projected benefit obligation (in
             excess of) less than plan assets..........     (18,750)      (9,071)       9,441       11,223
            Unrecognized prior service cost............       6,823        6,011          942          809
            Unrecognized net (gain) loss ..............      (7,908)     (20,281)       8,761        6,196
                                                          ---------    ---------     --------     --------
            (Accrued) prepaid pension cost.............   $ (19,835)   $ (23,341)    $ 19,144     $ 18,228
                                                          =========    =========     ========     ========

         The Canadian prepaid pension cost is included in other assets on the balance sheet.

         The assumptions used in accounting for the plans in 1995, 1996 and 1997 were

                                                                           UNITED STATES                    CANADA
                                                                     -------------------------     ------------------------
                                                                     1995       1996      1997     1995      1996      1997
                                                                     ----       ----      ----     ----      ----      ----
            Estimated discount rate................................    7 1/2%    7 1/2%    7 1/2%   8%         8%        7 1/2%
            Estimated long-term rate of return on assets...........    9%        9%        9%       9%         9%        9%
             Average rate of increase in employee
              compensation.........................................    5%        5%        5%       5 1/4%     5 1/4%    5 1/4%

         The dates used to measure plan assets and liabilities were October 31, 1996 and 1997 for all plans. Plan assets are invested primarily in stocks, bonds, short-term securities and cash equivalents.

NOTE 6 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

         The Company maintains several plans providing postretirement benefits covering substantially all hourly and the majority of salaried employees. The long-term portion of accrued postretirement benefit cost of $74,843 and $75,265 at December 31, 1996 and 1997, respectively, is included in other liabilities on the balance sheet.

         The net periodic postretirement benefit cost included the following components:

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                    ---------------------------
                                                                                    1995       1996        1997
                                                                                    ----       ----        ----
           Service cost (benefits earned during the year)........................ $ 1,384     $ 1,560     $ 1,595
           Interest cost on projected postretirement benefit obligation..........   4,186       3,770       4,216
           Net amortization and deferral.........................................  (1,994)     (2,323)     (2,128)
                                                                                  -------     -------     -------
                 Net periodic postretirement benefit cost........................ $ 3,576     $ 3,007     $ 3,683
                                                                                  =======     =======     =======

                          GENERAL CHEMICAL CORPORATION
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

         The funded status and accrued postretirement benefit obligations are as follows:

                                                                                    DECEMBER 31,
                                                                                 -----------------
                                                                                 1996         1997
                                                                                 ----         ----
             Accumulated postretirement benefit obligation:
                  Retirees.............................................        $(35,844)    $(39,472)
                  Fully eligible plan participants.....................         (10,620)      (9,431)
                  Other active plan participants.......................         (10,893)      (9,555)
                                                                               --------     --------
             Accumulated postretirement benefit obligation.............         (57,357)     (58,458)
             Plan assets at fair value.................................            --            --
                                                                               --------     --------
             Accumulated postretirement benefit obligation
              in excess of plan assets.................................         (57,357)     (58,458)
             Unrecognized net reduction in prior service costs.........         (12,632)     (11,052)
             Unrecognized net gain ....................................          (7,084)      (8,210)
                                                                               --------     --------
             Accrued postretirement benefit cost.......................        $(77,073)    $(77,720)
                                                                               ========     ========

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

         The assumptions used in accounting for the plans in 1997 were a 10 percent health care cost trend rate (decreasing to 7 1/2 percent in the year 2000 and beyond) and a 7 1/2 percent discount rate for the U.S. plans and an 11 percent health care cost trend rate (decreasing to 7 percent in the year 2000 and beyond), a 7 1/2 percent discount rate and a 5 1/4 percent salary scale for the Canadian plans. A one percent increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $4,671 at year end 1997 and the net periodic cost by $447 for the year.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         Future minimum rental payments for operating leases having initial or remaining noncancellable lease terms in excess of one year as of December 31, 1997 are as follows:

            YEARS ENDING
            DECEMBER 31,
            ------------
               1998................................................   $ 10,197
               1999................................................      5,028
               2000................................................      1,659
               2001................................................        219
               2002 and thereafter.................................         42
                                                                      --------
                                                                      $ 17,145
                                                                      ========

         Rental expense for the years ended December 31, 1995, 1996 and 1997 was $13,159, $15,042 and $16,913, respectively.

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

         Notices of appeal of all or portions of the settlement approved by the court were filed by five law firms representing approximately 2,750 claimants, with approximately 2,700 of these claimants represented by the same law firm. Virtually all of these claimants have not specified the amount of their claims in court documents, although the Company believes that their alleged injuries are no different in nature or extent than those alleged by the settling claimants. On May 8, 1996, the California Court of Appeals dismissed each of the appeals that had been filed challenging the trial court's approval of the class action settlement. The Court of Appeals dismissed the appeal relating to the trial court's rulings on plaintiffs' attorney's fees on the ground that the appealing attorneys lacked standing to appeal. The Court of Appeals also dismissed each of the other pending appeals, ruling that the trial court's orders and rulings approving the settlement were not presently appealable, if at all, by the appealing claimants since they had all elected to opt out of the settlement. The appealing attorneys and some of the appealing claimants then filed a petition for review with the California Supreme Court which, on August 15, 1996, elected not to review the Court of Appeals' decision.

                          GENERAL CHEMICAL CORPORATION
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

         On March 11, 1997, the coordination judge dismissed the material claims of 1,269 of the approximately 2,750 opt-out claimants, primarily on the grounds that they had failed to comply with previous pre-trial orders. On April 8, 1997, the California Court of Appeals denied a petition for review of the dismissals filed by attorneys for the dismissed opt-out claimants, and on June 8, 1997, the California Supreme Court denied the same attorneys' petition for review of the California Court of Appeals' denial of their prior petition. On February 5, 1998, a hearing was held before the coordination judge on the Company's motion to dismiss the material claims of another 800 of the approximately 2,750 original opt-out claimants, again primarily on the grounds that they failed to comply with previous pre- trial orders. As of March 5, 1998, the Company is awaiting the decision of the coordination judge on this motion.

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

         Environmental Matters. Accruals for environmental liabilities are recorded based on current interpretations of applicable environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Estimates are established based upon information available to management to date, the nature and extent of the environmental liability, the Company's experience with similar activities undertaken, estimates obtained from outside consultants and the legal and regulatory framework in the jurisdiction in which the liability arose. The potential costs related to environmental matters and their estimated impact on future operations are difficult to predict due to the uncertainties regarding the extent of any required remediation, the complexity and interpretation of applicable laws and regulations, possible modification of existing laws and regulations or the adoption of new laws or regulations in the future, and the numerous alternative

                          GENERAL CHEMICAL CORPORATION
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

remediation methods and their related varying costs. The material components of the Company's environmental accruals include potential costs, as applicable, for investigation, monitoring, remediation and ongoing maintenance activities at any affected site. Accrued liabilities for environmental matters were $10,843 and $10,768 at December 31, 1996 and 1997, respectively.

         By letter dated March 22, 1990 from the Environmental Protection Agency (the "EPA"), the Company received a Notice of Potential Liability pursuant to
Section 107(a) of the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA"), as amended, with respect to a site located in Front Royal, Virginia, owned at the time by Avtex Fibers, Inc. (the "Avtex Site"), which has since filed for bankruptcy. A sulfuric acid plant adjacent to the main Avtex Site was previously owned and operated by the Company (the "acid plant"). The letter requested that the Company perform certain activities at the acid plant including providing the security, preventing discharges, removing certain specific residue and sludges from two storage vessels and the transfer line to the main Avtex facility and determining the extent of contamination at the site, if any. In April 1991, the Company submitted a draft work plan with respect to the acid plant including each of the activities requested by the EPA discussed above. The Company has provided for the estimated costs of $1,600 for these activities in its accrual for environmental liabilities. The EPA has not yet responded to this work plan, nor has it requested that an initial investigation and feasibility study for the acid plant be performed. As a result, the extent of remediation required, if any, is unknown. The Company believes that the acid plant is separate and divisible from the main Avtex Site and, as a result, is not subject to any liability for costs related thereto. The Company will continue to vigorously assert this position with the EPA. There has been very limited contact by the EPA with the Company over the past four years, as it appears that the EPA is focused on remediation activities at the main Avtex Site.

         In addition to the matters discussed above, the Company is involved in other claims, litigation, administrative proceedings and investigations and remediation relative to environmental matters. Although the amount of any ultimate liability which could arise with respect to these matters cannot be accurately predicted, it is the opinion of management, based upon currently available information and the accruals established, that any such liability will have no material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 8 - RELATED PARTY TRANSACTIONS

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

TAX SHARING AGREEMENT

         Under the terms of the Tax Sharing Agreement between New Hampshire Oak, GCG and General Chemical, General Chemical will be responsible for its own U.S. federal income tax liabilities. For this purpose, General Chemical will generally be required, during the period that it is a consolidated subsidiary of New Hampshire Oak for federal income tax purposes, to pay GCG the amount of federal tax, if any, it would have incurred if it filed a separate consolidated federal income tax return with its subsidiaries for such periods. The Company is generally responsible for all of its own foreign, state and local income tax liabilities for all periods.

                          GENERAL CHEMICAL CORPORATION
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

MANAGEMENT AGREEMENT

         The Company is party to the Management Agreement with New Hampshire Oak. Pursuant to the Agreement, the Company was charged $2,959, $3,039 and $3,130 for the years ended December 31, 1995, 1996 and 1997, respectively, for general corporate supervisory services, strategic guidance and payments to Company management personnel in connection with incentive compensation programs. The Management Agreement expires in 1998 subject to extension.

NOTE 9 - PHANTOM EQUITY PLAN

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

NOTE 10 - GEOGRAPHIC INFORMATION

         Geographic area information is summarized as follows:

                                                         UNITED STATES(1)   FOREIGN(2)  ELIMINATIONS(3)     TOTAL
                                                         ---------------    ---------   --------------      -----
Net revenues:
         1995.............................................    $372,706       $122,659      $(39,135)      $456,230
         1996.............................................     428,990        128,345       (48,715)       508,620
         1997.............................................     440,187        121,762       (42,845)       519,104

Operating profit:

         1995.............................................    $ 71,775       $ 26,607    $     --         $ 98,382
         1996.............................................      93,908         22,668          --          116,576
         1997.............................................      92,197         18,618          --          110,815

Assets:

         1995.............................................    $255,247       $100,088     $    --         $355,335
         1996.............................................     307,992        100,785          --          408,777
         1997.............................................     387,430        100,370          --          487,800

-----------------------------

(1) Includes export sales amounting to $57,669, $71,413 and $79,462 for 1995, 1996 and 1997, respectively.

(2)  Principally of General Chemical Canada Holding Inc.

(3) Sales between geographic areas are recorded at prices comparable to market prices charged to third-party customers and are eliminated in consolidation.

                          GENERAL CHEMICAL CORPORATION
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

NOTE 11 - ADDITIONAL FINANCIAL INFORMATION

          The following are summaries of selected balance sheet items:

RECEIVABLES

                                                                                     DECEMBER 31,
                                                                               -----------------------
                                                                               1996               1997
                                                                               ----               ----
                  Trade..................................................    $ 88,917           $ 104,153
                  Other..................................................       3,048               7,801
                  Allowance for doubtful accounts........................      (4,677)             (5,535)
                                                                             --------           ---------
                                                                             $ 87,288           $ 106,419
                                                                             ========           =========

INVENTORIES

                                                                                      DECEMBER 31,
                                                                               -----------------------
                                                                               1996               1997
                                                                               ----               ----
                  Raw materials..........................................    $  9,567           $  9,063
                  Work in process........................................       2,326                247
                  Finished products......................................      14,506             17,736
                  Supplies ..............................................       8,045             10,538
                                                                             --------           --------
                                                                             $ 34,444           $ 37,584
                                                                             ========           ========

         Inventories valued at LIFO amounted to $15,328 and $13,269, at December 31, 1996 and 1997, respectively, which was below estimated replacement cost by $2,823 and $2,753, respectively. The impact of LIFO liquidations in 1995, 1996 and 1997 was not significant.

                                                                                     DECEMBER 31,
                                                                              -----------------------
                                                                              1996               1997
                                                                              ----               ----
PROPERTY, PLANT AND EQUIPMENT

                  Land and improvements..................................   $  26,367          $   39,791
                  Machinery and equipment................................     288,636             359,792
                  Buildings and leasehold improvements...................      26,497              31,618
                  Construction in progress...............................      17,140              15,615
                  Mines and quarries.....................................      13,539              13,658
                                                                            ---------           ---------
                                                                              372,179             460,474
                  Less accumulated depreciation and
                   amortization..........................................    (159,436)           (183,367)
                                                                            ---------           ---------
                                                                            $ 212,743           $ 277,107
                                                                            =========           =========
ACCRUED LIABILITIES

                  Wages, salaries and benefits...........................   $  19,848           $  21,350
                  Interest...............................................       5,752               5,387
                  Taxes other than income taxes..........................      12,713              10,638
                  Other..................................................      21,587              21,460
                                                                            ---------           ---------
                                                                            $  59,900           $  58,835
                                                                            =========           =========

                          GENERAL CHEMICAL CORPORATION
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

NOTE 12 - LONG-TERM DEBT

         Long-term debt consisted of the following

                                                                                            DECEMBER 31,
                                                                                        ------------------
                                                                        MATURITIES      1996          1997
                                                                        ----------      ----          ----
   Bank Term Loan - floating rate...................................     1996-2001   $  82,609    $  65,217
   Senior Subordinated Notes - 9.25%................................       2003        100,000      100,000
   Canada Senior Notes - 9.09%......................................       1999         52,000       50,787
   $130,000 U.S. Revolving Credit Facility - floating rate..........       1999           --         42,000
                                                                                     ---------    ---------
   Total Debt.......................................................                   234,609      258,004
   Less:  Current Portion...........................................                    17,392       17,392
                                                                                     ---------    ---------
   Net Long-Term Debt...............................................                 $ 217,217    $ 240,612
                                                                                     =========    =========

         Aggregate maturities of long-term debt for each of the years in the five year period ending December 31, 2002 are $17,392, $110,179, $17,392,
$13,041 and $0, respectively.

         The U.S. Revolving Credit Facility allows General Chemical to borrow up to $130,000, including letters of credit of up to $30,000, through March 31, 1999. The unused letter of credit balance was $21,033 at December 31, 1996 and 1997. This facility bears interest at a rate equal to a spread over a reference rate chosen by the Company from various options. At December 31, 1996 there were no outstanding borrowings under this facility. The rate in effect at December 31, 1997 was 7 percent.

         General Chemical Canada Limited has a $15,000 (Canadian Dollar) Revolving Credit Facility maturing June 22, 2000. This facility bears interest at a rate equal to a spread over a reference rate chosen by General Chemical Canada Limited from various options. At December 31, 1996 and 1997, there were no outstanding borrowings under this facility.

         Commitment fees paid for all facilities were $350, $414 and $274 for 1995, 1996 and 1997, respectively.

         The Bank Term Loan bears interest at a rate equal to a spread over a reference rate chosen by the Company from various options. The rate in effect at December 31, 1996 and 1997 including effects of interest rate swap agreements (see Note 13) was 7.4 percent.

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

                          GENERAL CHEMICAL CORPORATION
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

         General Chemical has covenanted in the indentures and agreements related to the Senior Subordinated Notes, the Bank Term Loan and the U.S. Revolving Credit Facility that it will not declare or pay any cash dividends unless at the time certain conditions are met, including that no event of default shall have occurred and be continuing, that a certain minimum fixed charge ratio shall have been met and that the aggregate amount of all restricted payments under such indentures and agreements not exceed a maximum amount determined on the basis of certain formulas. At December 31, 1997, the Company had available approximately $62.2 million dividend payments in accordance with these covenants.

NOTE 13 - FINANCIAL INSTRUMENTS

Swap Agreements

         The Company does not enter into financial instruments for trading purposes. The Company periodically enters into interest rate swap agreements to effectively convert all or a portion of its floating-rate debt to fixed-rate debt in order to reduce the Company's risk to movements in interest rates. Such agreements involve the exchange of fixed and floating interest rate payments over the life of the agreement without the exchange of the underlying principal amounts. Accordingly, the impact of fluctuations in interest rates on these interest rate swap agreements is fully offset by the opposite impact on the related debt. Swap agreements are only entered into with strong creditworthy counterparties. The swap agreements in effect were as follows:

                                                                              INTEREST RATE
                                           NOTIONAL                           -------------
               DECEMBER 31,                 AMOUNT       MATURITIES      RECEIVE(1)       PAY(2)
               -----------                 --------      ----------      ----------       ------
                 1996..................    $ 75,000      1998-1999         5.5%           6.8%
                 1997..................    $ 75,000      1998-1999         5.8%           6.8%


(1) Three-month LIBOR.
(2) Represents the weighted average rate.

         In addition to the swap agreements described above, the Company has entered into a forward swap agreement, which will begin in 1998 and mature in 2002, which has a notional amount of $30,000 and a fixed payment rate of 6.6 percent.

         At December 31, 1997, the Company was also party to a currency and interest rate swap, which partially hedges the Company's Canadian subsidiary's 52,000 U.S. dollar 9.09% Senior Notes. The agreement, which matures in 1999, provides for the payment of 48,000 Canadian dollars at a fixed rate of 7.54% in exchange for the receipt of 35,000 U.S. dollars at a fixed rate of 9.09%. Unrealized gains and losses on the currency portion of the swap are recognized and offset the foreign exchange gain or loss on the related debt in the consolidated statements of operations. Net amounts paid or received on the interest portion of the swap are accrued as adjustments to interest expense.

                          GENERAL CHEMICAL CORPORATION
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)
                             (DOLLARS IN THOUSANDS)

Fair Value of Financial Instruments

         The estimated fair values of the Company's financial instruments are as follows:

                                                             DECEMBER 31, 1996         DECEMBER 31, 1997
                                                             -----------------         -----------------
                                                            CARRYING      FAIR        CARRYING        FAIR
                                                             AMOUNT       VALUE        AMOUNT         VALUE
                                                             ------       -----        ------         -----
    Long-term debt........................................ $ 234,609    $ 238,967     $ 258,004     $ 262,918
    Unrealized (loss) gain on swap agreements............. $   --       $  (1,200)    $   --        $     521


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 EXHIBIT
 NUMBER                          DESCRIPTION OF INDEX
--------                         --------------------
*       3(a) -  Certificate of Incorporation of the Company

*       3(b) -  By-Laws of the Company

'D'     4(a) -  Indenture, dated as of August 15, 1993, between the Company and Continental Bank, National Association, as trustee, with respect to the Senior Subordinated Notes

'D''D'  4(b) -  Note Agreement, dated as of April 1, 1992, among GC Canada and certain note purchasers, with respect to $52 million of 9.09%
                Senior Notes due 1999

'D'     4(c)  - Credit Agreement, dated as of June 22, 1992, between GC
                Canada and The Toronto-Dominion Bank, with respect to a $15 million revolving credit facility (the "GC Revolver")

'D''D'  4(d) -  First Amendment to the GC Revolver

'D''D'  4(e) -  Amended and Restated Credit Agreement and Revolving Credit
                Notes, dated as of September 15, 1993, between the Company and Chemical Bank, as Administrative Agent and NationsBank of North
                Carolina, National Association, as Co-Agent, with respect to $130 million revolving credit facility (the "Chemical Revolver")

'D''D'  4(f) -  First Amendment to Chemical Revolver, dated as of December 11,
                1995

'D''D'  4(g) -  Term Loan Agreement, dated as of August 4, 1994, between the Company and Chemical Bank, As Administrative Agent, and
                NationsBank of North Carolina, National Association, as Co-Agent, with respect to a $100 million term loan (the "Term Loan")

*      10(a) -  Transition Agreement dated as of November 1, 1989, between the
                Company and New Hampshire Oak, Inc.

'D'    10(b) -  Amendment to the Transition Agreement dated as of July 1, 1991

'D'    10(c) -  Amendment to the Transition Agreement dated as of January 1, 1992

*      10(d) -  Tax Sharing Agreement, dated as of September 30, 1989, between the
                Company and New Hampshire Oak, Inc

*      10(e) -  Management Agreement dated as of November 1, 1989, between the
                Company and New Hampshire Oak, Inc.

'D''D' 10(f) -  Settlement Agreement relating to July 26, 1993 Richmond incident litigation




                                       32









*      10(g) -  The Company's Equity Program

*      10(h) -  The Company's Salaried Employees' Pension Plan

*      10(i) -  New Hampshire Oak, Inc. Savings and Profit Sharing Plan

'D'    10(j) -  Second Amended and Restated Partnership Agreement, of General
                Chemical (Soda Ash) Partners ("GCSAP"), dated June 30, 1992, among the Company, The Andover Group, Inc., and TOSOH Wyoming, Inc.

'D'    10(k) -  Amended and Restated Parent Guaranty and Transfer Agreement, dated
                June 30, 1992, among New Hampshire Oak, Inc., ACI International
                Limited and TOSOH America, Inc.

'D'    10(l) -  Amended and Restated Services Agreement, dated June 30, 1992, by and between the Company and GCSAP

'D'    10(m) -  Employee Transfer Agreement, dated June 30, 1992, by and between the Company and GCSAP

'D'    10(n) -  Guaranty dated as of June 30, 1992, from New Hampshire Oak, Inc., for the benefit of GCSAP

*      10(o) -  First Amendment General Chemical Corporation Equity Program
                effective October 1, 1993

'D''D' 10(p) -  The General Chemical Group Inc. Dividend Award Program, as amended
                October 15, 1995, effective October 1, 1993

       27    -  Financial Data Schedule

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


FINANCIAL STATEMENTS

          See Item 8, beginning on page 11.

FINANCIAL STATEMENT SCHEDULES

          See Index to Financial Statement Schedules on page 35.

REPORTS ON FORM 8-K

          No report on Form 8-K has been filed by the Company during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Parsippany, State of New Jersey on the 26th of March 1998.

                                             GENERAL CHEMICAL CORPORATION

                                             By /s/ RICHARD R. RUSSELL
                                                --------------------------------
                                                    RICHARD R. RUSSELL
                                                        PRESIDENT

                                                      MARCH 26, 1998

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

       NAME                                            TITLE                                   DATE
       ----                                            -----                                   ----
/s/ RICHARD R. RUSSELL                      President (Principal Executive
---------------------------                  Officer) and Director                          March 26, 1998
RICHARD R. RUSSELL

/s/ RALPH M. PASSINO                        Chief Financial Officer,
---------------------------                  Vice President of Administration
 RALPH M. PASSINO                            (Principal Financial Officer) and
                                             Director                                       March 26, 1998

/s/ KEVIN J. O'CONNOR                       Controller (Principal Accounting
---------------------------                  Officer)                                       March 26, 1998
 KEVIN J. O'CONNOR

                          GENERAL CHEMICAL CORPORATION

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                            PAGE
                                                                            ----
    Schedule II - Valuation and Qualifying Accounts......................... 36


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

                                                                     SCHEDULE II

                          GENERAL CHEMICAL CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                                        TRANSLATION
                                              BALANCE AT     ADDITIONS    DEDUCTIONS    ADJUSTMENT    BALANCE AT
                                               BEGINNING     CHARGED TO      FROM         DURING        END OF
                                               OF PERIOD       INCOME      RESERVES       PERIOD        PERIOD
                                               ---------       ------      --------       ------        ------
Year ended December 31, 1995:
  Allowance for doubtful accounts............   $ 5,192        $  193       $(351)        $ (20)       $ 5,014
Year ended December 31, 1996:
  Allowance for doubtful accounts............   $ 5,014        $  119       $(456)        $  --        $ 4,677
Year ended December 31, 1997:
  Allowance for doubtful accounts............   $ 4,677        $  886       $  (5)        $ (23)       $ 5,535

                                     PART IV

                                  EXHIBIT INDEX

 EXHIBIT
 NUMBER                                DESCRIPTION OF INDEX                                              PAGE
--------                               --------------------                                              ----
*      3(a)  - Certificate of Incorporation of the Company                                                 --

*      3(b)  - By-Laws of the Company                                                                      --

'D'    4(a)  - Indenture, dated as of August 15, 1993, between the Company and Continental
               Bank, National Association, as trustee, with respect to the Senior Subordinated
               Notes                                                                                       --

'D''D' 4(b)  - Note Agreement, dated as of April 1, 1992, among GC Canada and certain
               note purchasers, with respect to $52 million of 9.09% Senior Notes due 1999                 --

'D'    4(c)  - Credit Agreement, dated as of June 22, 1992, between GC Canada and The
               Toronto-Dominion Bank, with respect to a $15 million revolving credit facility (the
               "GC Revolver")                                                                              --

'D''D' 4(d)  - First Amendment to the GC Revolver                                                          --

'D''D' 4(e)  - Amended and Restated Credit Agreement and Revolving Credit Notes, dated as of
               September 15, 1993, between the Company and Chemical Bank, as Administrative
               Agent and NationsBank of North Carolina, National Association, as Co-Agent, with
               respect to $130 million revolving credit facility (the "Chemical Revolver")                 --

'D''D' 4(f)  - First Amendment to Chemical Revolver, dated as of December 11, 1995                         --

'D''D' 4(g)  - Term Loan Agreement, dated as of August 4, 1994, between the
               Company and Chemical Bank, As Administrative Agent, and NationsBank
               of North Carolina, National Association, as Co-Agent, with respect
               to a $100 million term loan (the "Term Loan")                                               --

*     10(a) -  Transition Agreement dated as of November 1, 1989, between the Company and
               New Hampshire Oak, Inc.                                                                     --

'D'   10(b) -  Amendment to the Transition Agreement dated as of July 1, 1991                              --

'D'   10(c) -  Amendment to the Transition Agreement dated as of January 1, 1992                           --

*     10(d) -  Tax Sharing Agreement, dated as of September 30, 1989, between the Company and
               New Hampshire Oak, Inc.                                                                     --

*     10(e) -  Management Agreement dated as of November 1, 1989, between the Company and
               New Hampshire Oak, Inc.                                                                     --

'D''D'10(f) -  Settlement Agreement relating to July 26, 1993 Richmond incident litigation                 --

*     10(g) -  The Company's Equity Program                                                                --










                                                                                                    PAGE
                                                                                                    ----
*     10(h)- The Company's Salaried Employees' Pension Plan                                            --

*     10(i)- New Hampshire Oak, Inc. Savings and Profit Sharing Plan                                   --

'D'   10(j)- Second Amended and Restated Partnership Agreement of General Chemical
             (Soda Ash) Partners ("GCSAP"), dated June 30, 1992, among the Company, The
             Andover Group, Inc., and TOSOH Wyoming, Inc.                                              --

'D'   10(k)- Amended and Restated Parent Guaranty and Transfer Agreement dated June 30,
             1992, among New Hampshire Oak, Inc., ACI International Limited and TOSOH
             America, Inc.                                                                             --

'D'   10(l)- Amended and Restated Services Agreement, dated June 30, 1992, by  and
             between the Company and GCSAP                                                             --

'D'   10(m)- Employee Transfer Agreement, dated June 30, 1992, by and between the
             Company and GCSAP                                                                         --

'D'   10(n)- Guaranty dated as of June 30, 1992, from New Hampshire Oak, Inc., for the
             benefit of GCSAP                                                                          --

*     10(o)- First Amendment General Chemical Corporation Equity Program effective
             October 1, 1993                                                                           --

'D''D'10(p)- The General Chemical Group Inc. Dividend Award Program, as amended
             October 15, 1995, effective October 1, 1993                                               --

      27   - Financial Data Schedule                                                                   39

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

                                       38


                           STATEMENT OF DIFFERENCES

The dagger symbol shall be expressed as .............................'D'