Form 10-Q
period 1998-03-31
GENERAL CHEMICAL CORP /DE/
filed 1998-05-15
CIK 854599

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        (Mark One)

           [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from       to
                         Commission File Number 33-64824

                          GENERAL CHEMICAL CORPORATION
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                          22-2689817
   (State of other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                        Identification Number)

       90 EAST HALSEY ROAD                                       07054
     PARSIPPANY, NEW JERSEY                                    (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (973) 515-0900

      THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
    I (1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE
                           REDUCED DISCLOSURE FORMAT.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

================================================================================

                          GENERAL CHEMICAL CORPORATION

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      INDEX

                                                                              PAGE NO.
                                                                              --------
PART I.   FINANCIAL INFORMATION:

    Item 1. Financial Statements

      Consolidated Statements of Operations - Three Months
       Ended March 31, 1997 and 1998.........................................      1

      Consolidated Balance Sheets - December 31, 1997 and
       March 31, 1998........................................................      2

      Consolidated Statements of Cash Flows - Three Months
       Ended March 31, 1997 and 1998.........................................      3

      Notes to the Consolidated Financial Statements.........................     4-7

    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................     8-9

PART II. OTHER INFORMATION:

    Item 1.  Legal Proceedings...............................................     10

    Item 6.  Exhibits and Reports on Form 8-K................................     11

          SIGNATURES.........................................................     12

          EXHIBIT INDEX......................................................     13

          EXHIBIT............................................................     14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          GENERAL CHEMICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                      ---------------------------
                                                                          1997          1998
                                                                          ----          ----
Net revenues......................................................    $ 115,736      $123,541
Cost of sales.....................................................       82,612        94,229
Selling, general and administrative expense.......................       10,440        10,760
                                                                      ---------     ---------
Operating profit..................................................       22,684        18,552
Interest expense..................................................        5,233         5,509
Interest income...................................................          464           238
Foreign currency transaction (gains) losses.......................          546          (172)
Other (income) expense, net.......................................         (509)          --
                                                                      ---------     --------
Income before income taxes and minority interest .................       17,878        13,453
Minority interest.................................................        6,220         4,437
                                                                      ---------     ---------
Income before income taxes .......................................       11,658         9,016
Income tax provision..............................................        4,535         3,814
                                                                      ---------     ---------
         Net income ..............................................    $   7,123     $   5,202
                                                                      =========     =========

        See the accompanying notes to consolidated financial statements.

                          GENERAL CHEMICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                    DECEMBER 31,   MARCH 31,
                                                                        1997         1998
                                                                        ----         ----
                                                                          (unaudited)

Current Assets:
  Cash and cash equivalents......................................   $   9,023     $  15,926
   Receivables, net..............................................     106,419        98,226
   Inventories ..................................................      37,584        38,776
   Deferred income taxes.........................................      11,273        10,598
   Other current assets..........................................       1,879        95,986
                                                                    ---------     ---------
     Total current assets........................................     166,178       259,512
Property, plant and equipment, net...............................     277,107       274,503
Other assets   ..................................................      44,515        45,480
                                                                    ---------     ---------
     Total assets................................................   $ 487,800     $ 579,495
                                                                    =========     =========
                        LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
     Accounts payable............................................   $  52,135     $  46,774
     Accrued liabilities.........................................      58,835        60,617
     Income taxes payable........................................       1,850         5,422
     Current portion of long-term debt...........................      17,392       138,392
                                                                    ---------     ---------
        Total current liabilities................................     130,212       251,205
Long-term debt...................................................     240,612       194,506
Other liabilities................................................     183,989       185,179
                                                                    ---------     ---------
        Total liabilities........................................     554,813       630,890
                                                                    ---------     ---------
Minority interest................................................      43,301        47,697
                                                                    ---------     ---------
Equity (deficit)
        Common stock, $.01 par value
        authorized:  1,000 shares
        issued and outstanding:  100 shares......................         --             --
     Capital deficit.............................................    (176,058)     (169,823)
     Accumulated other comprehensive income......................      (2,197)       (2,411)
     Retained earnings ..........................................      67,941        73,142
                                                                    ---------     ---------
        Total equity (deficit)...................................    (110,314)      (99,092)
                                                                    ---------     ---------
        Total liabilities and equity (deficit)...................   $ 487,800     $ 579,495
                                                                    =========     =========

      See the accompanying notes to the consolidated financial statements.

                          GENERAL CHEMICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                      -----------------------
                                                                       1997           1998
                                                                       ----           ----

Cash flows from operating activities:
   Net income ..................................................      $ 7,123       $  5,202
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization...............................       6,954          8,519
     Net loss on disposition of long-term assets.................         188             34
     Unrealized exchange (gain) loss.............................         740           (125)
     Restricted unit plan costs..................................         293            235
     (Increase) decrease in receivables..........................      (1,632)         8,329
     (Increase) decrease in inventories..........................       1,363         (1,110)
     (Increase) in other assets..................................      (1,692)        (2,297)
     (Decrease) in accounts payable..............................      (3,113)        (5,434)
     Increase (decrease) in accrued liabilities..................        (821)         1,750
     Increase in income taxes payable............................       2,558          3,578
     Increase in other liabilities...............................       1,256          1,002
     Increase in minority interest...............................       5,272          4,396
                                                                      -------       --------
       Net cash provided by operating activities.................      18,489         24,079
                                                                      -------       --------
Cash flows from investing activities:
     Capital expenditures........................................      (5,171)        (5,281)
     Deposit for pending acquisition of business (Note 3)........         --         (84,532)
     Other investing activities..................................         --          (7,770)
     Proceeds from sales or disposals of long-term assets........         --               3
                                                                      -------       --------
       Net cash used for investing activities...................       (5,171)       (97,580)
                                                                      -------       --------
Cash flows from financing activities:
     Proceeds from long-term debt................................         --          79,000
     Repayment of long-term debt.................................      (4,348)        (4,348)
     Capital contribution from parent............................         --           6,000
                                                                      -------       --------
       Net cash provided by (used for) financing activities......      (4,348)        80,652
                                                                      -------       --------
Effect of exchange rate changes on cash..........................         (31)          (248)
                                                                      -------       --------
Increase in cash and cash equivalents...........................        8,939          6,903
Cash and cash equivalents at beginning of period.................      32,742          9,023
                                                                      -------       --------
Cash and cash equivalents at end of period.......................     $41,681       $ 15,926
                                                                      =======       ========
Supplemental information:
     Cash paid for income taxes..................................     $ 2,543       $  1,990
                                                                      =======       ========
     Cash paid for interest......................................     $ 6,134       $  5,512
                                                                      =======       ========




      See the accompanying notes to the consolidated financial statements.

                          GENERAL CHEMICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE QUARTER ENDED MARCH 31, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying unaudited consolidated financial statements have been prepared by General Chemical Corporation ("General Chemical" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. General Chemical's financial statements should be read in conjunction with the financial statements and the notes thereto included in General Chemical's Annual Report on Form 10-K for the year ended December 31, 1997.

       In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") which the Company adopted for both interim and fiscal years beginning after December 31, 1997. FAS 130 requires the reporting and display of comprehensive income and its components. The Company's foreign currency translation adjustments, which were previously reported as a separate component of equity, are now included in Accumulated other comprehensive income within the equity section of the Consolidated Balance Sheets. Comprehensive income for the three months ended March 31, 1997 and 1998, was $7,059 and $4,988, respectively.

NOTE 2 - RELATED PARTY TRANSACTIONS

Management Agreement

       The Company is party to the Management Agreement with New Hampshire Oak. Pursuant to the Agreement, the Company was charged $789 and $794 for the three months ended March 31, 1997 and 1998, respectively, for general corporate supervisory services and strategic guidance. The Management Agreement expires during 1998, subject to extension.

NOTE 3 - ACQUISITIONS

       On April 1, 1998, the Company acquired all of the outstanding stock of Reheis Inc. ("Reheis"). Reheis is headquartered in New Jersey and is the world's leading producer and supplier of the active chemical ingredients in antiperspirants and over-the-counter antacids as well as a supplier of pharmaceutical intermediates and other products. Funding for this transaction was provided by existing cash and borrowings under the Company's revolving credit facility. As of March 31, 1998, the Company placed approximately $84,500 in escrow related to the pending acquistion of Reheis. Such amount is included in other current assets.

       The acquisition will be accounted for under the purchase method, and accordingly, the net assets and results of operations will be included in the consolidated financial statements from the date of acquisition, based on valuation information available to the Company, which is subject to change as such information is finalized. The excess of purchase price over the estimated fair values of the net tangible assets acquired will be treated as goodwill. Goodwill will be amortized on a straight line basis over a period of 25 years.

                          GENERAL CHEMICAL CORPORATION
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      FOR THE QUARTER ENDED MARCH 31, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 4 - ADDITIONAL FINANCIAL INFORMATION

       The components of inventories were as follows:

                                                               DECEMBER 31,     MARCH 31,
                                                               -----------     ----------
                                                                   1997           1998
                                                                   ----           ----
           Raw materials.......................................  $ 9,063       $  8,522
           Work in process.....................................      247          1,588
           Finished products...................................   17,736         17,968
           Supplies ...........................................   10,538         10,698
                                                                 -------       --------
                                                                 $37,584       $ 38,776
                                                                 =======       ========

NOTE 5 - LONG-TERM DEBT

        Long-term debt consists of the following:

                                                                        DECEMBER 31, MARCH 31,
                                                                        ---------------------
                                                               MATURITIES    1997       1998
                                                               ----------    ----       ----
         Bank Term Loan - floating rate........................ 1998-2001 $  65,217  $ 60,869
         Senior Subordinated Notes - 9.25%.....................   2003      100,000   100,000
         Canada Senior Notes - 9.09%...........................   1999       50,787    51,029
         $130,000 U.S. Revolving Credit Facility - floating rate  1999       42,000   121,000
                                                                          ---------  --------
         Total Debt............................................             258,004   332,898
         Less:  Current Portion................................              17,392   138,392
                                                                          ---------  --------
         Net Long-Term Debt....................................           $ 240,612  $194,506
                                                                          =========  ========

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

                      FOR THE QUARTER ENDED MARCH 31, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)
and apart from the class settlement mechanism, they have no right to opt out of the punitive damages portion of the settlement. Consequently, under the terms of the settlement, no party may seek punitive damages from the Company outside of those provided by the settlement.

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

       On March 11, 1997, the coordination judge dismissed the material claims of 1,269 of the approximately 2,750 opt-out claimants, primarily on the grounds that they had failed to comply with previous pre-trial orders. On April 8, 1997, the California Court of Appeals denied a petition for review of the dismissals filed by attorneys for the dismissed opt-out claimants, and on June 8, 1997, the California Supreme Court denied the same attorneys' petition for review of the California Court of Appeals' denial of their prior petition. On March 20, 1998, the coordination judge dismissed the material claims of an additional 167 of the opt-out claimants.

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

                          GENERAL CHEMICAL CORPORATION
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)

                      FOR THE QUARTER ENDED MARCH 31, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

March 31, 1998 Compared with December 31, 1997

Financial Condition

        Cash and cash equivalents were $15.9 million at March 31, 1998 as compared with $9.0 million at December 31, 1997. During the first three months of 1998 the Company generated cash flow from operating activities of $24.1 million, and used cash of $5.3 million for capital expenditures and used cash of $4.3 million for payment of long-term debt.

        The Company had working capital of $8.3 million at March 31, 1998 as compared with $36.0 million at December 31, 1997. This decrease in working capital principally reflects the higher current portion of long-term debt, partially offset by higher other current assets. The increase in the current portion of long-term debt reflects the increase in borrowings related to the Reheis acquisition and the maturity of the Company's U.S. Revolving Credit Facility on March 31, 1999. The increase in other current assets represents an escrow deposit related to the pending acquisition of Reheis. The Company's ultimate parent The General Chemical Group Inc. has commenced a $600 million bank financing to improve financial flexibility, simplify the capital structure and support future growth efforts. This transaction will refinance certain existing debt and provide substantial funds for new acquisitions.

Three Months Ended March 31, 1998, Compared with Three Months Ended March 31,
1997

Results of Operations

        The following table sets forth the results of operations and percentage of net revenues represented by the components of operating income and expense for the three months ended March 31, 1997 and 1998 (dollars in millions).


                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                      -----------------------------
                                                           1997             1998
                                                      -------------     -----------
   Net revenues....................................   $115.7    100%    $123.5     100%
   Cost of sales...................................     82.6     71       94.2      76
                                                      ------    ---      -----     ---
   Gross profit....................................     33.1     29       29.3      24
   Selling, general and administrative expense.....     10.4      9       10.8       9
                                                     -------    ---      -----     ---
   Operating profit................................   $ 22.7     20%     $18.5      15%
                                                      ======    ===      =====     ===

       Net revenues for the three months ended March 31, 1998 were $123.5 million or 7 percent higher than the prior year level due primarily to sales of Peridot Holdings, Inc. which was acquired on July 1, 1997, partially offset by weaker pricing of soda ash and calcium chloride.

       Gross profit for the first three months of 1998 was $29.3 million compared with $33.1 million for the comparable period in 1997 reflecting the aforementioned sales changes. Gross profit as a percentage of net revenues was 24 percent and 29 percent for the first three months of 1998 and 1997, respectively, reflecting lower soda ash and calcium chloride pricing and higher natural gas costs.

       Selling, general and administrative expense was 9 percent of net revenues for the first three months of 1998, which approximated the prior year level.

       Interest expense for the first three months of 1998 was $5.5 million which was $.3 million higher than the first three months of 1997 due to higher outstanding debt balances.

       Interest income for the first three months of 1998 was $.2 million which was $.2 million lower than the first three months of 1997 due to lower cash balances.

       The foreign currency transaction gain for the first three months of 1998 was $.2 million versus a loss of $.5 million for the first three months of 1997. This is principally due to the impact of exchange rate fluctuations on the Company's Canadian subsidiary.

       Minority interest for the first three months of 1998 was $4.4 million compared with $6.2 million for the first three months of 1997, reflecting lower earnings due to lower soda ash pricing of General Chemical (Soda Ash) Partners.

       Net income for the first three months of 1998 was $5.2 million compared with $7.1 million for the same period in 1997, due to the foregoing.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       The following developments have occurred since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1997:

       In April of 1998, approximately 40 employees (and their respective spouses) of the Sun Company, Inc. refinery in Marcus Hook, Pennsylvania, filed lawsuits in the Court of Common Pleas, Delaware County, Pennsylvania, against the Company, alleging that sulfur dioxide (SO2) and sulfur trioxide (SO3) releases from the Company's Delaware Valley facility caused various respiratory and pulmonary injuries. Unspecified damages in excess of $50,000 for each plaintiff are sought. As these lawsuits have only recently been served on the Company, no investigation of the allegations has yet been performed. The Company believes that its available insurance provides adequate coverage in the event of an adverse result in this matter and that, based on currently-available information, this matter will not have a material adverse effect on the Company's financial condition or results of operations.

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

                                            GENERAL CHEMICAL CORPORATION
                                            -----------------------------
                                                 (Registrant)

Date May 12, 1998                           /s/ Michael R. Herman
                                            -----------------------------
                                            MICHAEL R. HERMAN
                                            Vice President and General Counsel

Date    May 12, 1998                        /s/ Ralph M. Passino
                                            -----------------------------
                                            RALPH M. PASSINO
                                            Chief Financial Officer and
                                                Vice President of Administration
                                                (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER         DESCRIPTION                                     PAGE

        27             Financial Data Schedule                          14
                       (EDGAR Filings Only)

                         STATEMENT OF DIFFERENCES

Characters normally expressed as subscript shall be expressed as baseline characters.