Form 10-Q
period 1998-06-30
GENERAL CHEMICAL CORP /DE/
filed 1998-08-13
CIK 854599

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                       OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                          GENERAL CHEMICAL CORPORATION

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      INDEX
                                      -----

                                                                        PAGE NO.
                                                                        --------
PART I. FINANCIAL INFORMATION:

    Item 1. Financial Statements

       Consolidated Statements of Operations - Three Months
        and Six Months Ended June 30, 1997 and 1998........................    1

       Consolidated Balance Sheets - December 31, 1997 and
        June 30, 1998......................................................    2

       Consolidated Statements of Cash Flows - Six Months
        Ended June 30, 1997 and 1998.......................................    3

       Notes to the Consolidated Financial Statements......................  4-7

    Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................  8-9


PART II. OTHER INFORMATION:

    Item 1. Legal Proceedings..............................................   10

    Item 6. Exhibits and Reports on Form 8-K...............................   11

           SIGNATURES......................................................   12

           EXHIBIT INDEX...................................................   13

           EXHIBIT.........................................................   14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          GENERAL CHEMICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                JUNE 30,                       JUNE 30,
                                                          ---------------------          ---------------------
                                                            1997         1998              1997         1998
                                                            ----         ----              ----         ----
Net revenues............................................. $131,107     $149,304          $246,843     $272,845
Cost of sales............................................   87,695      109,563           170,307      203,791
Selling, general and administrative expense..............   10,380       13,058            20,820       23,818
                                                          --------     --------          --------     --------

Operating profit.........................................   33,032       26,683            55,716       45,236
Interest expense.........................................    5,071        6,606            10,304       12,115
Interest income..........................................      326          116               790          354
Foreign currency transaction (gains) losses..............      (32)         615               514          443
Other (income) expense, net..............................      198          256              (311)         257
                                                          --------     --------          --------     --------

Income before income taxes, minority interest
 and extraordinary item..................................   28,121       19,322            45,999       32,775
Minority interest........................................    6,122        3,691            12,342        8,127
                                                          --------     --------          --------     --------

Income before income taxes and extraordinary
 item....................................................   21,999       15,631            33,657       24,648
Income tax provision.....................................    8,582        5,987            13,117        9,802
                                                          --------     --------          --------     --------

Income before extraordinary item.........................   13,417        9,644            20,540       14,846
Extraordinary item - loss on extinguishment
 of debt (net of tax)....................................    --           3,661             --           3,661
                                                          --------     --------          --------     --------

      Net income.........................................   13,417     $  5,983          $ 20,540     $ 11,185
                                                          ========     ========          ========     ========


        See the accompanying notes to consolidated financial statements.

                          GENERAL CHEMICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                              DECEMBER 31,     JUNE 30,
                                                                                  1997           1998
                                                                                  ----           ----
                                                                                      (UNAUDITED)
Current Assets:
   Cash and cash equivalents...............................................    $   9,023      $  22,945
   Receivables, net........................................................      106,419        112,819
   Inventories.............................................................       37,584         49,338
   Deferred income taxes...................................................       11,273          8,756
   Other current assets....................................................        1,879          5,072
                                                                               ---------      ---------
     Total current assets..................................................      166,178        198,930
Property, plant and equipment, net.........................................      277,107        305,965
Other assets...............................................................       44,515         87,067
                                                                               ---------      ---------
     Total assets..........................................................    $ 487,800      $ 591,962
                                                                               =========      =========


                                       LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable........................................................    $  52,135      $  54,471
   Accrued liabilities.....................................................       58,835         59,501
   Income taxes payable....................................................        1,850          7,461
   Current portion of long-term debt.......................................       17,392         51,815
                                                                               ---------      ---------
     Total current liabilities.............................................      130,212        173,248
Long-term debt   ..........................................................      240,612        282,980
Other liabilities..........................................................      183,989        184,096
                                                                               ---------      ---------
     Total liabilities.....................................................      554,813        640,324
Minority interest..........................................................       43,301         45,511
                                                                               ---------      ---------
Equity (deficit)
     Common stock, $.01 par value
       authorized:  1,000 shares
       issued and outstanding:  100 shares.................................       --             --
   Capital deficit.........................................................     (176,058)      (169,590)
   Accumulated other comprehensive income..................................       (2,197)        (2,309)
   Retained earnings ......................................................       67,941         78,026
                                                                               ---------      ---------
     Total equity (deficit)................................................     (110,314)       (93,873)
                                                                               ---------      ---------
     Total liabilities and equity (deficit)................................    $ 487,800      $ 591,962
                                                                               =========      =========


      See the accompanying notes to the consolidated financial statements.

                          GENERAL CHEMICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                                 ------------------
                                                                                 1997          1998
                                                                                 ----          ----
Cash flows from operating activities:
   Net income .............................................................    $ 20,540      $  11,185
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization.......................................     14,066         17,666
        Net loss on disposition of long-term assets.........................        374            227
        Loss on extinguishment of debt......................................      --             6,056
        Unrealized exchange loss............................................        730            444
        Restricted unit plan costs .........................................        576            469
        (Increase) decrease in receivables..................................    (22,189)         3,867
        (Increase) decrease in inventories..................................      1,742         (3,489)
        (Increase) in other assets..........................................     (2,172)        (1,797)
        Increase (decrease) in accounts payable.............................        433         (8,588)
        (Decrease) in accrued liabilities...................................       (356)        (3,794)
        Increase in income taxes payable....................................      3,374          5,555
        Increase in other liabilities.......................................      1,990          1,185
        Increase in minority interest.......................................      2,674          2,210
                                                                               --------      ---------
           Net cash provided by operating activities........................     21,782         31,196
                                                                               --------      ---------
Cash flows from investing activities:
   Capital expenditures....................................................     (17,452)       (15,935)
   Acquisition of business, net of cash acquired (Note 3)*.................       --           (76,166)
   Proceeds from sales or disposals of long-term assets....................       --                 6
                                                                               --------      ---------
           Net cash used for investing activities..........................     (17,452)       (92,095)
                                                                               --------      ---------
Cash flows from financing activities:
   Proceeds from long-term debt............................................       --           362,252
   Repayment of long-term debt.............................................      (8,696)      (292,273)
   Capital contribution from parent........................................       --             6,000
   Dividends...............................................................     (20,000)        (1,100)
                                                                               --------      ---------
           Net cash provided by (used for) financing activities............     (28,696)        74,879
                                                                               --------      ---------
Effect of exchange rate changes on cash....................................         (41)           (58)
                                                                               --------      ---------
Increase (decrease) in cash and cash equivalents...........................     (24,407)        13,922
Cash and cash equivalents at beginning of period...........................      32,742          9,023
                                                                               --------      ---------
Cash and cash equivalents at end of period.................................    $  8,335      $  22,945
                                                                               ========      =========

Supplemental information:
   Cash paid for income taxes..............................................    $  9,901      $   5,804
                                                                               ========      =========
   Cash paid for interest..................................................    $ 10,053      $  10,946
                                                                               ========      =========
* Purchase of business, net of cash acquired
     Working capital, other than cash......................................                  $  (5,495)
     Plant, property and equipment.........................................                    (31,086)
     Other assets..........................................................                    (39,585)
     Noncurrent liabilities................................................                      --
                                                                                             ---------
           Net cash used to acquire business...............................                  $ (76,166)
                                                                                             =========


      See the accompanying notes to the consolidated financial statements.


                                      -3-








                          GENERAL CHEMICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited consolidated financial statements include the accounts of The General Chemical Corporation ('General Chemical' or the
'Company'). These unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange
Commission. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The
Company's financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form
10-K for the year ended December 31, 1997.

        In 1997, The Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 130, 'Reporting Comprehensive Income' ('FAS
130') which the Company adopted for both interim and fiscal years beginning after December 31, 1997. FAS 130 requires the reporting and display of comprehensive income and its components. The Company's foreign currency translation adjustments, which were previously reported as a separate component of equity, are now included in Accumulated other comprehensive income within the equity section of the Consolidated Balance Sheets. Comprehensive income for the three and six months ended June 30, 1997 was $13,438 and $20,497, respectively.
Comprehensive income for the three and six months ended June 30, 1998 was $6,085 and $11,073, respectively.

        In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, 'Accounting for Derivative
Instruments and Hedging Activities' ('FAS 133'). FAS 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The Company is currently evaluating the impact FAS 133 will have on its consolidated financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

Management Agreement

        The Company is party to a management agreement with New Hampshire Oak.
Pursuant to the agreement, the Company was charged $1,571 and $1,586 for the six months ended June 30, 1997 and 1998, respectively, for corporate supervisory and administrative services and strategic advice and guidance.
In addition, pursuant to the management agreement, during the second quarter of 1998 the Company paid New Hampshire Oak $500 for additinoal services provided in connection with the acquisition of Reheis, Inc. The management agreement expires during 1999, subject to extension.

Term Loan

       During the second quarter of 1998, the Company entered into a term loan agreement with its parent, The General Chemical Group Inc. The loan agreement matures on June 15, 2006 with consecutive quarterly installments commencing
September 30, 1998. Proceeds from the new term loan were used to retire certain outstanding indebtedness.

NOTE 3 - ACQUISITIONS

        On April 1, 1998, the Company acquired all of the outstanding stock of Reheis Inc. ('Reheis'). Reheis is headquartered in New Jersey and is the world's leading producer and supplier of the active chemical ingredients in antiperspirants and over-the-counter antacids as well as a supplier of pharmaceutical intermediates and other products. Funding for this transaction was provided by existing cash and borrowings under the Company's revolving credit facility.

        The acquisition is being accounted for under the purchase method, and accordingly, the net assets and results of operations are included in the consolidated financial statements from the date of acquisition, based on valuation information available to the Company, which is subject to change as such information is finalized. The excess of purchase price over the estimated fair values of the tangible assets acquired is being treated as goodwill.
Goodwill is being amortized on a straight line basis over a period of 25 years.
The acquisition did not have a material pro forma impact on consolidated earnings.


                                      -4-








                          GENERAL CHEMICAL CORPORATION
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


NOTE 4 - ADDITIONAL FINANCIAL INFORMATION

        The components of inventories were as follows:


                                                                                  DECEMBER 31,    JUNE 30,
                                                                                      1997          1998
                                                                                      ----          ----
        Raw materials...........................................................    $  9,063      $ 11,357
        Work in process.........................................................         247         3,705
        Finished products.......................................................      17,736        23,498
        Supplies ...............................................................      10,538        10,778
                                                                                    --------      --------
                                                                                    $ 37,584      $ 49,338
                                                                                    ========      ========


NOTE 5 - LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                  DECEMBER 31,    JUNE 30,
                                                                     MATURITIES       1997          1998
                                                                     ----------       ----          ----
            Bank Term Loan - floating rate.......................    1998-2001      $ 65,217      $  --
            Senior Subordinated Notes - 9.25%....................      2003          100,000         --
            Canada Senior Notes - 9.09%..........................      1999           50,787        49,915
            $130,000 U.S. Revolving Credit Facility -
             floating rate ......................................      1999           42,000         --
            Term Loan from Parent................................    1998-2006         --          284,880
                                                                                    --------      --------
            Total Debt...........................................                    258,004       334,795
            Less:  Current Portion...............................                     17,392        51,815
                                                                                    --------      --------
            Net Long-Term Debt...................................                   $240,612      $282,980
                                                                                    ========      ========

         The Company has entered into a term loan agreement with its parent, The General Chemical Group Inc. The loan agreement matures on June 15, 2006 with consecutive quarterly installments commencing September 30, 1998. The agreement bears interest at a rate equal to a spread over a reference rate chosen by the Company from various options.

         Proceeds from the new term loan were used to retire certain outstanding indebtedness. In connection with the retirement the Company recorded an extraordinary loss of $3,661 net of a tax benefit of $2,396, related to the early retirements.


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

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


California). All state court cases were coordinated before a coordination trial judge (In Re GCC Richmond Works Cases, JCCP No. 2906) and the federal court cases were stayed until completion of the state court cases.

         After several months of negotiation under the supervision of a settlement master, the Company and a court-approved plaintiffs' management committee executed a comprehensive settlement agreement which resolved the claims of approximately 95 percent of the claimants who filed lawsuits arising out of the July 26th incident, including the federal court cases. After a final settlement approval hearing on October 27, 1995, the coordination trial judge approved the settlement on November 22, 1995. Pursuant to the terms of the settlement agreement, the Company, with funds to be provided by its insurers pursuant to the terms of its insurance policies, has agreed to make available a maximum of $180,000 to implement the settlement. In addition, the settlement agreement provides, among other things, that while claimants may 'opt out' of the compensatory damages portion of the settlement and pursue their own cases separate and apart from the class settlement mechanism, they have no right to opt out of the punitive damages portion of the settlement. Consequently, under the terms of the settlement, no party may seek punitive damages from the Company outside of those provided by the settlement.

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

         On March 11, 1997, the coordination judge dismissed the material claims of 1,269 of the approximately 2,750 opt-out claimants, primarily on the grounds that they had failed to comply with previous pre-trial orders. On April 8, 1997, the California Court of Appeals denied a petition for review of the dismissals filed by attorneys for the dismissed opt-out claimants, and on June 8, 1997, the California Supreme Court denied the same attorneys' petition for review of the California Court of Appeals' denial of their prior petition. On March 20, 1998, the coordination judge dismissed the material claims of an additional 167 of the opt-out claimants. As of June 30, 1998, as a result of these dismissals and various settlements, there are approximately 1,000 opt-out claimants remaining.

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

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

June 30, 1998 Compared with December 31, 1997

Financial Condition

         Cash and cash equivalents were $22.9 million at June 30, 1998 as compared with $9.0 million at December 31, 1997. During the first six months of 1998 the Company generated cash flow from operating activities of $31.2 million and received net proceeds from debt of $70.0 million, which was used to finance acquisitions and capital expenditures of $76.2 million and $15.9 million, respectively.

         The Company had working capital of $25.7 million at June 30, 1998 as compared with $36.0 million at December 31, 1997. This decrease in working capital primarily reflects higher current portion of long-term debt, offset by higher cash, accounts receivable and inventory balances.

         On April 1, 1998, the previously-announced acquisition of Reheis, Inc. ('Reheis') by the Company was completed. Funding for this transaction was provided with existing cash and borrowings from the Company's revolving credit facility.

Six Months Ended June 30, 1998, Compared with Six Months Ended June 30, 1997

Results of Operations

         The following table sets forth the results of operations and percentage of net revenues represented by the components of operating income and expense for the six months ended June 30, 1997 and 1998 (dollars in millions).

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                ---------------------------------
                                                                      1997                1998
                                                                -------------       -------------
   Net revenues............................................     $246.8    100%      $272.8    100%
   Cost of sales...........................................      170.3     69        203.8     75
                                                                ------    ---       ------    ---
   Gross profit............................................       76.5     31         69.0     25
   Selling, general and administrative expense.............       20.8      8         23.8      9
                                                                ------    ---       ------    ---
   Operating profit........................................     $ 55.7     23%      $ 45.2     16%
                                                                ======    ===       ======    ===

        Net revenues for the six months ended June 30, 1998 increased $26 million or were 10 percent higher than the prior year level due primarily to sales of Peridot Holdings, Inc. ('Peridot') and Reheis, Inc, which were acquired on July 1, 1997 and April 1, 1998, respectively, offset by weaker pricing for Industrial Chemicals and lower export soda ash volumes to Asia.

        Gross profit for the first six months of 1998 was $69.0 million compared with $76.5 million for the comparable period in 1997. Gross profit as a percentage of net revenues was 25 percent and 31 percent for the first six months of 1997 and 1998, respectively. This decrease is primarily due to lower pricing for Industrial Chemicals.

        Selling, general and administrative expense compared with the prior year increased $3.0 million. This increase is due primarily to the abovementioned acquisitions of Peridot and Reheis.

        Interest expense for the first six months of 1998 was $12.1 million which was $1.8 million higher than the first six months of 1997 due to higher outstanding debt balances.

        Interest income for the first six months of 1998 was $.4 million which was $.4 million lower than the first six months of 1997 due to lower average cash balances.

        The foreign currency transaction loss for the first six months of 1998 was $.4 million versus a loss of $.5 million for the first six months of 1997. This is principally due to the impact of exchange rate fluctuations on the Company's Canadian subsidiary.

        Minority interest for the first six months of 1998 was $8.1 million which was $4.2 million lower than the first six months of 1997, reflecting lower earnings due to lower soda ash pricing of General Chemical (Soda Ash) Partners.

        Net income for the first six months of 1997 was $11.2 million compared with $20.5 million for the same period in 1997, due to the foregoing reasons and a $3.7 million extraordinary item related to the early retirement of debt recorded in the second quarter of 1998.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        The following developments have occurred with respect to this matter since the filing of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998:

        In April of 1998, approximately 40 employees (and their respective spouses) of the Sun Company, Inc. refinery in Marcus Hook, Pennsylvania, filed lawsuits in the Court of Common Pleas, Delaware County, Pennsylvania, against the Company, alleging that sulfur dioxide (SO2) and sulfur trioxide (SO3) releases from the Company's Delaware Valley facility caused various respiratory and pulmonary injuries. Unspecified damages in excess of $50,000 for each plaintiff are sought. The Company has answered the complaints and will vigorously defend itself in this matter. The Company believes that its available insurance provides adequate coverage in the event of an adverse result in this matter and that, based on currently-available information, this matter will not have a material adverse effect on the Company's financial condition or results of operations.

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

                                                    GENERAL CHEMICAL CORPORATION
                                                    ----------------------------
                                                            (Registrant)


Date    July 31, 1998        /s/ Michael R. Herman
     ----------------            -----------------------------------------------
                                 MICHAEL R. HERMAN
                                 Vice President and General Counsel

Date    July 31, 1998        /s/ Ralph M. Passino
     ----------------            -----------------------------------------------
                                 RALPH M. PASSINO
                                 Chief Financial Officer and Vice President
                                 of Administration (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER          DESCRIPTION                                   PAGE
--------------          -----------                                   ----
      27                Financial Data Schedule                        14
                        (EDGAR Filings Only)

                          STATEMENT OF DIFFERENCES
                          ------------------------

    Characters normally expressed as subscript shall be expressed as baseline characters.